Form 10KSB
period 1998-03-31
AMBASSADOR EYEWEAR GROUP INC
filed 1998-07-10
CIK 1040440

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1998
Commission File Number: 001-13965

                         AMBASSADOR EYEWEAR GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                              23-2807063
-------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

3600 Marshall Lane
Bensalem, Pennsylvania                                            19020
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 800-523-4675

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

                                               Name of each exchange on which
        Title of Class                         registered:

 Common Stock, $.01 par value                  Chicago Stock Exchange
 ----------------------------                  ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year were $24,570,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                          $8,400,000 as of June 2, 1998

Number of shares of common stock outstanding as of June 15, 1998:  4,700,000

Transitional Small Business Disclosure Format: Yes |_| No |X|

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB: Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed prior to July 29, 1998 are incorporated by reference in Part III

================================================================================

                                     PART I

Item 1. Description of Business

Introduction

      Ambassador Eyewear Group, Inc. (the "Company") designs, sources, markets and distributes high quality prescription eyeglass frames and non-prescription sunglasses to department and specialty stores, optical chains and eyewear boutiques throughout the United States and the world. The Company also provides integrated marketing, merchandising materials and consulting support to its distributors and sales force in the sale of the Company's eyewear products. The Company distributes its eyewear products to a broad customer base including Wal-Mart, K-Mart, National Vision Associates and U.S. Vision as well as many regional chain stores and local outlets. The Company has established relationships with various fashion designers, fashion celebrities and marketing organizations including Oscar de la Renta, Kathy Ireland, Halston, Harve Bernard, Sarah Coventry, and the John Lennon Estate, and highly recognizable consumer products brands such as Playskool, Nintendo and international jewelry designer Kenneth Jay Lane. The Company intends to continue to identify and license trade names and trademarks from various high profile brand sources in an effort to target and capture additional segments of the eyewear markets. As used herein, the term "sources" means that the Company retains third parties to manufacture products to the Company's specifications.

      The Company utilizes a diverse team of experienced fashion eyewear designers to work with fashion houses, celebrities, manufacturers and experienced members of the optical industry to design eyewear styles that convey fashion, elegance and sophistication. The Company's eyeglass frames and sunglasses are manufactured at a variety of independent factories throughout the world. The Company distributes products through Company employed and independent sales representatives situated in the United States and internationally and intends to increase the size of its dedicated sales force, expand its sales and marketing capabilities and develop additional alliances with fashion designers and licensors.

      The Company was incorporated in Delaware in May 1995 as Diplomat Ambassador Inc. when it acquired the business of Chanuk, Inc., a Pennsylvania corporation ("Chanuk"). On July 10, 1997, the Company changed its name to Ambassador Eyewear Group, Inc.

      On May 10, 1995, the Company acquired from Chanuk, the predecessor to the Company, substantially all of the assets of Chanuk valued at approximately $6 million and assumed an aggregate of approximately $5.7 million of liabilities of the business of Chanuk. The Company acquired Chanuk for approximately $700,000, which amount was determined by negotiation between the shareholders of Chanuk and the Company based primarily on the perceived net asset value of Chanuk at the time. The assumed liabilities included indebtedness of Chanuk to Rudy Slucker, the current Chairman of the Board of Directors of the Company, of approximately $508,000.

      In June 1996, the Company acquired (the "Windsor Acquisition") substantially all of the assets of Windsor Optical, Inc. ("Windsor"). In connection with the Windsor Acquisition, the Company acquired trademark licenses with Kenneth Jay Lane and John Lennon, among others. The aggregate consideration for the Windsor Acquisition was $550,000, including $100,000 in cash and two promissory notes, payable to Windsor, in the aggregate principal amount of $450,000.

      In February 1997, the Company acquired from Summit Bank (the "Bank"), pursuant to a Collateral Sale Agreement (the "Renaissance Acquisition"), substantially all of the assets of Renaissance Eyewear Group ("Renaissance"). The Bank had acquired the assets of Renaissance in a foreclosure proceeding instituted by the Bank. The aggregate consideration paid to the Bank for Renaissance was $3,446,000.

      The Company completed an initial public offering (the "Offering") of its Common Stock in March 1998.

Strategy

      The Company's business strategy for growth focuses on maintaining and expanding its competitive position in the markets it currently serves and establishing competitive market positions in other geographic areas, primarily within the United States and, to a lesser extent, globally. The principal elements of the Company's strategy include:

      o Target Mid-Range Price Consumers. The Company has specifically targeted and developed the market segment for high-quality designer eyewear sold at retail price points below those of "designer" eyewear of comparable quality. The Company identified in the early 1990's the potential that mass market discount stores such as Wal-Mart and Price Club-CostCo had for marketing eyewear and established its important supply relationships when such retailers were only first entering the eyewear market. The Company distributes eyewear and related products that it believes are comparable in fashion and quality to other products in the market and yet generally lower in cost.

      o Target Additional Distributors, Coordinate and Manage Distribution. The Company is pursuing additional relationships with distributors throughout the world and globally. Currently, the Company distributes its products through a coordinated network of Company employed and independent sales representatives. The Company maintains strict control over its sales network by employing a substantial percentage of its sales representatives on a full-time basis, and by monitoring pricing policy and participating in advertising and promotional activities.

      o Pursue Acquisitions to Increase Penetration in Existing and New Markets. The Company seeks to increase its penetration in new and existing markets by acquiring businesses and product lines that are complementary to that of the Company. The Company expects to pursue selective acquisitions of customer bases or businesses, companies that complement the Company's current operations or expand its services or network capabilities. The Company believes that such acquisitions, investments and strategic alliances are an important means of increasing sales volume. Through the acquisition of substantially all of the assets of Windsor in 1996, the Company acquired eight new lines of eyewear including licenses for Kenneth Jay Lane and John Lennon. Through the acquisition of substantially all of the assets of Renaissance, the Company significantly enhanced its sunglass product lines as well as its channels of distribution for sunglass products. In addition, following the acquisition, the Company negotiated licenses to use additional trade names, including Oscar de la Renta and Nintendo. Renaissance had sales of approximately $14 million for the year ended October 31, 1996 and distributed five different lines of eyeglass frames and sunglasses. The Company intends to continue to expand its sales of sunglasses by increasing its sales efforts and identifying and acquiring additional sunglass product lines.

Products

      The Company offers hundreds of models of prescription eyeglass frames and sunglasses in a wide range of styles under the Oscar de la Renta, Kathy Ireland, Halston, Playskool, John Lennon, Kenneth Jay Lane, Harve Bernard, Sarah Coventry, Nintendo trademarks and trade names, among others, and under the Company's Phoenix, Da Vinci, Tarelli, Details, Landolfi trademarks and/or trade names. The Company has not applied for trademark protection of its product lines. The Company's prescription eyeglass frames and sunglasses, are often intricately detailed, are affordable, and are priced less than "designer" eyewear of comparable quality sold by other manufacturers. The Company's products generally are sold at retail price points between $80 and $150, while the Company believes that eyewear of comparable quality sold by other distributors is generally sold at retail price points between $130 and $300. The following describes certain of the Company's licensing and distribution arrangements:

      Kathy Ireland. The Company, in association with Kathy Ireland, has designed a line of eyeglass frames and sunglasses for men and women. Kathy Ireland, actress, model, and executive in the combined industries of fitness and fashion, continues to run her businesses with the same integrity and success that first launched her Signature collections. She directs every aspect of her products including design, self testing and production. The styles, sold exclusively by the Company, are designed to be stylish, contemporary and casual. The eyeglasses are designed using a variety of materials, including the latest metal alloys and plastic colorations. All are available in either ophthalmic or sun styles. Shapes include cat-eye, rectangles, ovals and "preppie-designs." The Company has entered into a four year exclusive (with respect to sunglasses, eyeglasses, readers and ophthalmic frames and accessories) and non-exclusive agreement (with respect to other items) with Kathy Ireland, Inc. under which the Company has been granted a worldwide license to use certain licensed products (the "Ireland Agreement"). In addition, Ms. Ireland has agreed to endorse the Company's line of eyeglasses and provide limited marketing assistance including attending various marketing events. The Ireland Agreement expires on January 30, 2000. The Ireland Agreement provides for guaranteed minimum royalties to Kathy Ireland for the term of the Ireland Agreement. The Company is required to pay a royalty fee based on net sales.

      Halston. Halston is a world renowned designer of sophisticated and elegant fashion. Halston eyewear is designed for men and women and is intended to serve the moderate to upper price market. Each frame is treated with a quality coating to provide a stylish long-lasting finish. The Company entered into a Supply Agreement (the "Halston Agreement") with Styl-Rite Optical Mfg. Co. ("Styl-Rite") under which the Company has been granted a right to purchase from Styl-Rite certain ophthalmic frames bearing the Halston trademark for resale to retail outlets and specialty shops. The Halston Agreement expires on December 31, 2001.

      Playskool. The Company has developed a children's line of eyewear that is marketed under the Playskool brand name. Playskool is one of the most recognized names in children's products. The Playskool styles are designed in consultation with pediatric specialists to insure proper fit for a child's face and comfort for a child's unique requirements. The frames are designed with bright colors and light designs, include spring hinges and silicon nosepads to maintain fit and which contain hypo-allergenic coatings. Frames carry an unconditional guarantee. The Company has entered into a non-exclusive license agreement with Playskool under which the Company has been granted a license to use certain licensed products in the United States (the "Playskool Agreement"). The Playskool Agreement expires on December 31, 1998 pursuant to the second renewal term. Additional renewal of the Playskool Agreement is at the discretion of the licensor. The Playskool Agreement provides for guaranteed minimum royalties to the licensor for the term of the Playskool Agreement. The Company is required to pay a royalty fee based on net sales.

      Nintendo. The Nintendo Eyewear collection is intended to be a functional children to teen line of eyeglass frames and to be fashionable with quality features such as dual action spring hinges and double lacquer coatings to add strength and durability. Nintendo is one of the largest video game companies in the world and its products are in millions of households in the United States. The Nintendo Eyewear collection is targeted to the six to fourteen year old age group, mirroring Nintendo's most heavily penetrated video game market. The Company entered into a merchandise license agreement with Nintendo of America, Inc. under which the Company has been granted a non-exclusive license to manufacture and sell prescription eyewear, sunglasses and non-prescription sunglasses in the United States, Canada, Mexico, Panama, and Guatemala (the "Nintendo Agreement"). The Nintendo Agreement expires on December 31, 2000. The Company has an option to renew the Nintendo Agreement for one additional three year term. The Nintendo Agreement provides for guaranteed minimum royalties to the licensor for the term of the agreement. The Company is also required to pay a royalty fee based on net sales.

      John Lennon. John Lennon's round, wire framed glasses became an unmistakable part of his image and a symbol for his time. John Lennon frames vary from high-end to moderate-priced and include designs for men and women. The Company is negotiating to renew its distribution agreement with Eagle Eyewear, Inc. in order to be the exclusive distributor of optical frames and sunglasses for Eagle Eyewear, Inc. in the United States and Canada. If the distribution agreement is renewed, the Company would order and purchase John Lennon products solely from Eagle Eyewear, Inc. Further, Eagle Eyewear, Inc. would retain final approval of the use of John Lennon's name or likeness by the Company. The Company would be subject to certain minimum purchase requirements.

      Kenneth Jay Lane. Kenneth Jay Lane is a world-famous designer of costume jewelry. The Company's Kenneth Jay Lane collection was designed to emulate his elegant, luxurious designs. The collection features unique metal trims, temples, bridges and colors with colored stones and pearls integrated into the frame designs to achieve a high-fashion appearance. The sunwear collection includes frames adorned with colored stones and gold and silver points intended to emulate Kenneth Jay Lane's jewelry designs. The license to Kenneth Jay Lane was acquired at the time of the Windsor acquisition under a license agreement between Windsor and Kenneth Jay Lane (the "Lane Agreement") The license provides the Company with an exclusive right to use the Kenneth Jay Lane name in the United States, Canada, Puerto Rico, the Caribbean Islands, Central America and Mexico. The Lane Agreement was renewed in September 1997 and expires September, 2000. The Lane Agreement provided for guaranteed minimum royalties to the licensor and for the payment by the Company of a royalty fee based on net sales. In addition, the Company was required to spend a certain percentage of net sales for advertising and promotional purposes.

      Harve Benard Ltd. Harve Benard is an upscale women's clothing designer that has had a significant name brand recognition for many years. The Harve Benard eyewear collection is designed to be sophisticated yet practical, designed in a glamorous, wearable, daytime look. The frame styles feature exceptional fashion in a finely crafted product. The license to Harve Benard was acquired at the time of the Chanuk acquisition under a license agreement between Chanuk and Harve Benard Ltd. The license gives the Company an exclusive right to use the Harve Benard mark in connection with the manufacture, distribution and sale of men's and women's sunglasses and ophthalmic spectacle frames in the United States and Canada. The Agreement expires on December 31, 1998. The Company has an option to renew this agreement after the expiration date. The Agreement provides for guaranteed minimum royalties to the licensor for the term of the Agreement. The Company is required to pay a royalty fee based on net sales.

      Sarah Coventry. The Company believes that the Sarah Coventry label represents classic feminine styling with mass appeal. Sarah Coventry products appear in national advertising in consumer magazines such as Redbook and Glamour. Targeted to the value conscious customer, the Sarah Coventry eyewear collection is intended to offer a quality image at an excellent value. The Company has entered into two separate exclusive license agreements with Lifestyle Brands, Ltd., owner of the Sarah Coventry trade name, under which the Company has been granted a license to manufacture and sell sunglasses, sunglass cases, accessories, ophthalmic frames, and cases under the Sarah Coventry trade name (the "Lifestyle Agreements"). The Lifestyle Agreements expired on June 30, 1998. The Company is currently negotiating renewal terms although no assurance can be given that the Company will be successful in reaching an agreement. It should be expected that any renewals would provide for guaranteed minimum royalties to the licensor for the term of the Lifestyle Agreements.

      Flex Spex. Flex Spex are flexible eyeglass frames with a mechanism at the temple hinge that maintains constraint and strong pressure on the eyeglass frame. In addition, the Flex-Spex frame has no screws at the hinge. The Company has registered the Flex Spex name as a trademark.

      Other Brands. The Company has also entered into license agreements with other brand names that provide for the payment of guaranteed minimum royalties to licensors and additional royalty fees. Additionally, the Company has arranged for the manufacture of a variety of proprietary brands, including agreements with Tarelli Eyewear and Landolfi, Phoenix and DaVinci, intended to provide European styling at moderate prices to its consumers. The Company has not applied for trademark protection for these brands.

Marketing and Advertising

      The Company markets its eyewear products primarily to independent retailers, mass merchandisers, chain stores, department stores and international distributors. The Company's sales efforts include the direct channels of a dedicated sales force and telephone sales. The Company advertises primarily through print trade journals and the distribution of catalogs. The Company intends to expand its print advertising to include consumer oriented media. In addition, through promotions, the Company assists the retailers to enhance distribution of the Company's products to consumers.

      Chain Stores, Department Stores and Mass Merchandisers. Chain stores and superstores have begun to be a factor in the market share of eyewear. A substantial majority of the Company's sales during fiscal 1997 and fiscal 1998 included sales to customers in this category.

      Independent Retailers. The Company employs direct sales efforts to identify and market to independent retailers through a sales force, promoting distinct product lines. Although this constitutes a large part of the eyeglass market, this category accounted for a lesser part of the Company's sales during fiscal 1998.

      International Distributors. The Company believes that substantial sales opportunities may be exploited outside of the United States. Although the Company has limited sales abroad, it intends to expand its international business to markets outside the United States. Sales during fiscal 1997 and fiscal 1998 to customers in this category were not material, although the Company has identified foreign sales as a source of possible expansion.

      The Company's sales to its five largest customers represented over 62% of its sales in fiscal 1996 and 51% in fiscal 1997 (30% on a pro forma basis giving effect to the acquisitions of the assets of Windsor and Renaissance) and approximately 55% in fiscal 1998. Sales to the Company's top customer, Wal-Mart accounted for approximately 51%, of the Company's sales in fiscal 1996, and approximately 35%, of its sales in fiscal 1997 (20% on a pro forma basis giving effect to the acquisitions of the assets of Windsor and Renaissance) and approximately 39% in fiscal 1998. The Company anticipates that sales to its top five customers will continue to account for a significant percentage of its sales. The Company has no long term commitments or contracts with any of its customers. The loss or decreased sales from one or more of these customers and in particular, Wal-Mart, would have a material adverse effect on the Company's financial condition. The inability of any of the Company's significant customers to satisfy any of their bills at any time or on a timely basis for any reason could have a material adverse effect on the financial condition of the Company.

      The Company makes use of a dedicated and independent sales force of an aggregate of approximately 42 sales representatives. This direct sales force targets small, medium, and large-sized retailers from high-end boutiques to discount frame outlets. The sales force is equipped to provide sales training, support, and management consulting to the retailer. In addition, sales representatives are equipped to assist with retail window displays, designer boutique creating, and eyewear promotions.

      National trade shows and international conventions have become the sounding boards for the global eyewear industry. New products are launched and designers showcase their creations and themselves during these events. The Company plans to exhibit its products to an increasing number of distributors, retailers, and consumers worldwide. The four most popular shows occur annually and include Silmo in Paris, Mido in Milan, the Vision Expo in New York and the Vision Expo in California.

      The Company develops point of purchase materials that feature the Company's products and brands which are provided to individual retail accounts. Original display materials are periodically constructed to help design boutique atmospheres within the retail accounts and properly display the Company's products in the account's showroom and window display. Some of these products include actual record albums to display the John Lennon Collection, Playskool figurines and toys to complement the children's line, designer scarves, hats and accessories to cross-merchandise designer eyewear. The Company believes that advertising a designer's eyewear adjacent to other products also created by the designer is a valuable method for creating name recognition and demand for the Company's product.

Sources of Supply

      The Company arranges for the production of its products primarily with foreign suppliers on a purchase order basis on standard commercial terms, secured in each case by the Company's general credit. At the present time, the Company secures its supplies in three ways. First, the Company enters into arrangements with certain suppliers whereby the Company provides such suppliers with, among other things, specifications, materials and designs pursuant to which certain products requested by the Company are made. Second, the Company enters into arrangements with certain suppliers whereby such specifications and designs are provided to the Company which then has the option of having products made pursuant to such specifications and designs. Finally, the Company enters into arrangements whereby certain finished products are presented to the Company and the Company then chooses from the selections presented.

      The Company imports substantially all of its frames from international suppliers located in Taiwan, Korea, Italy and Japan, and, therefore, its prices for and supply of those frames may be adversely affected by changing economic conditions in foreign countries and fluctuations in currency exchange rates. The Company may also be subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, unexpected changes in regulatory requirements, receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries may not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States.

Competition

      The eyewear industry is highly competitive and fragmented. The Company competes with different companies in different markets. The prescription and non-prescription eyewear markets are highly competitive. The Company competes with a number of established companies, including Luxottica, Safilo, Marchon and Bausch & Lomb, which together control a substantial portion of the premium market. In the sunglass market, the Company competes with a variety of competitors with substantially greater financial and other resources than the Company including Bausch & Lomb, the manufacturer of Ray-Ban and Oakley sunglasses. All of the aforementioned companies have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. In addition, several of these competitors have their own manufacturing facilities. The Company could also face competition from new market entrants, including established branded consumer products companies, such as Nike, Inc., that also have greater financial and other resources than the Company. In addition, as the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company. The Company also faces competition from the use of contact lenses and expanding laser surgery to correct vision. The major competitive factors in the eyewear market include fashion trends, brand recognition, method of distribution and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of price, quality and performance, technology, intellectual property protection and customer service.

Licenses and Trademarks

      The Company owns and has obtained licenses to various domestic and international trademarks related to its products and business. These licenses expire at various times through the year 2001. The trade names Halston, Kathy Ireland, Playskool and others and certain trademarks are owned by various third parties and licensed to the Company for limited purposes on a royalty basis. The Company has not applied for trademark protection of its product lines.

Employees

      At June 15, 1998, the Company had 113 full-time employees. Approximately 36 of such employees are engaged in administrative positions, 32 in sales, seven in management and 38 provide warehouse and distribution support. The Company considers its relations with its employees to be good. None of the Company's employees are represented by labor unions.

Item 2. Description of Property

      In August 1997, the Company moved to a new location in Bensalem, Pennsylvania, for its management, inventory and distribution operations. The facility has 64,000 square feet. The lease expires in August 2002 and provides for rent of $26,000 per month. Barry Budilov and Rudy Slucker, the Company's President and Chairman, respectively, have agreed to purchase the leased property from the landlord for $2,465,540. In anticipation of such purchase, Messrs. Slucker and Budilov have entered into an agreement with the Company pursuant to which they have agreed to rent to the Company the property at substantially the same terms and conditions as are set forth on the current lease. The Company leased its former principal offices occupying 30,000 square feet in Philadelphia, Pennsylvania, which were used to house all the Company's management, inventory and distribution operations. In April 1998, the Company entered into a settlement agreement with its former landlord which terminated and discharged the Company's obligation to make rental payments under the lease for such facility in consideration of $110,000 from the Company and an additional $42,000 constituting rental payments for previous months.

Item 3. Legal Matters

      On July 2, 1998, the Company was served with a Complaint and Demand for Jury Trial by Marchon Eyewear Group, Inc. ("Marchon") and Rothanburg, Inc. ("Rothanburg") in the Eastern District of New York. In the Complaint, the plaintiffs assert claims that the Company has been and now is infringing one or more claims of two U.S. Patents that were allegedly assigned to Marchon and licensed exclusively by Marchon to Rothanburg. Plaintiff alleges in the Complaint, among other things, that one patent relates to eyeglass frames fabricated from nickel-titanium based shape-memory alloy components having, inter alia, greater than 3% elasticity over a usage temperature range of -20 C to +40 C. Plaintiff further alleges that the other patent relates to eyeglass frames having, inter alia, deformed receiving sleeve connections to secure eyeglass frame components, such as temple and bridge pieces, to the lens frame. The Complaint relates to the Company's flexible eyeglass frame line of products that the Company began marketing in March 1998. Plaintiffs request relief from the Company including lost profits, pre judgement interest and treble damages, attorneys' fees and costs and expenses. Since March, the Company has sold a significant amount of flexible eyeglass frames. The Company believes that its flexible eyeglass frames do not infringe any claims of valid patents and intends to vigorously defend the lawsuit. Nevertheless, if the dispute is resolved against the Company, in addition to incurring potential damages and costs relating to the defense of the claim, which could be signficant, the Company may be required to modify certain of its flexible eyeglass products or be unable to sell such products in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information: Since the effective date of the Company's registration statement on March 18, 1998, the Company's Common Stock has been traded on the Chicago Stock Exchange under the symbol "AEY." The following table shows the closing bid price for the quarter that the Company's securities has been publicly traded. This amount, which has been rounded to the nearest cent, represents the quotation between dealers and does not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

         Common Stock                   High          Low
         ------------                   ----          ---

        March 18, 1998-                $6.50         $6.00
        March 31, 1998

      Holders: As of June 15, 1998, there were in excess of 400 beneficial holders of its shares of Common Stock.

      Dividends: The Company has never declared or paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future. Management intends to retain all available earnings to finance and expand its business. Declaration of dividends in the future will be at the discretion of the Board of Directors and will depend on the Company's future earnings, capital requirements, financial position, contractual restrictions, and other factors deemed relevant by the Company's Board of Directors. The Company's loan agreement with CoreStates Bank contains restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Overview. The Company designs, markets, sources and distributes high quality prescription eyeglass frames and non-prescription sunglasses to department and specialty stores, optical chains and eyewear boutiques throughout the United States and the world. On May 3, 1995 (inception), the Company was organized and on May 10, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of Chanuk. Chanuk was engaged in substantially the same business as the Company and a majority stockholder of Chanuk is the mother-in-law of the President of the Company. The Company has expanded through the acquisition of other companies in related and complementary businesses and through the increase of its sales base. On June 26, 1996 the Company acquired substantially all of the assets and assumed certain of the liabilities of Windsor and on February 26, 1997, the Company acquired from a bank substantially all of the assets of Renaissance. The bank had foreclosed on Renaissance upon default of its loan agreement. In connection with the acquisition, the Company paid the bank $3,446,000. The Company also entered into a consulting agreement with the former owner of Renaissance which provided for annual aggregate payments of $200,000 per year for five years. In addition, under a consulting agreement, the Company granted the former owner of Renaissance options to purchase 180,833 shares of Common Stock of the Company for $3.00 per share. Following the acquisition, the Company paid an aggregate of approximately $400,000 to various creditors of Renaissance deemed to be necessary to preserve the value of the acquired assets.

      The operations of the Company for the year ended March 31, 1997 include the results of operations of the Company during such period, including nine months of operations attributable to the operations of Windsor as well as approximately one month of operations of Renaissance. The results of operations of the Company for the year ended March 31, 1998 include one full year of operations of the combined operations of the Company, Windsor and Renaissance.

      On March 18, 1998, the Company completed an initial public offering (the "Offering") pursuant to which it sold 1,200,000 shares of Common Stock for $6.00 per share and received net proceeds of $5,524,000.

      Prior to the Offering, the Company has, from time to time, experienced cash flow shortfalls and has been required to borrow substantial amounts from banks. The Company had total liabilities of approximately $19.0 million at March 31, 1998, approximately $ 17.4 million of which were current. Of such liabilities, approximately $8.0 million is payable to CoreStates Bank (the "Bank") pursuant to the Company's revolving line of credit. During the year ended March 31, 1997, and the year ended March 31, 1998, the Company incurred approximately $742,000 and $1.3 million, respectively, in net interest expenses. The revolving line of credit is secured by substantially all of the assets of the Company. The credit facility is represented by demand notes payable to the Bank under which the Bank may demand repayment at any time. The Company reduced outstanding borrowings from the Bank by approximately $5.5 million from the proceeds of the Offering and from earnings during the fourth quarter. Even after the proposed repayment of a portion of the Company's indebtedness from the proceeds of the Offering, the Company's outstanding indebtedness and ongoing interest expense continues to be significant. In addition, if the Bank were to demand repayment of the entire outstanding borrowings under the facility, the Company would be required to identify alternative financing to satisfy its repayment obligation and to continue its operations. If it is unsuccessful in so identifying such financing the Company may be required to cease operations. The loan agreement with the Bank also contains provisions which restrict certain activities of the Company, including the declaration of dividends and also provides for various other restrictive covenants, including the continuing participation of Rudy A. Slucker, the Chairman of the Board of Directors and Barry Budilov, the President and Chief Executive Officer, in their current management positions.

      Year ended March 31, 1998 ("Fiscal 1998") Compared to Year ended March 31, 1997 ("Fiscal 1997"). Net sales for Fiscal 1998 were approximately $24.6 million as compared to approximately $16.5 million for Fiscal 1997. The increase in sales was attributable to the addition of the product lines and sales resulting from the acquisition of Windsor in June 1996 and Renaissance in February 1997, and a full year of such operations during Fiscal 1998, as well as to increases in sales of existing product lines of the Company.

      Cost of sales for Fiscal 1998 were approximately $10.8 million (approximately 43.9% of net sales) as compared to approximately $8.5 million for Fiscal 1997 (approximately 51.8% of net sales). Cost of sales includes the purchase price for eyeglass frames, in addition to the costs to the Company of importing such frames. Cost of sales decreased in 1998 compared to 1997 as a percentage of net sales because the Company was able to identify lower cost sources of manufacturing as its sales volume increased.

      Selling, general and administrative expenses, consisting principally of advertising, marketing, accounting and salaries of officers, increased from approximately $6.1 million (approximately 37.3% of net sales) for Fiscal 1997 to approximately $10.8 million (approximately 44.1% of net sales) for Fiscal 1998. Selling, general and administrative expenses increased as a result of increased sales and marketing costs and increased administrative costs relating to the acquisition of substantially all of the assets of Windsor and Renaissance and the increase in accounting and overhead expense relating to the introduction of new product lines. Selling, general and administrative expenses during Fiscal 1998 includes approximately $766,000 relating to redundant costs of operating Renaissance in a separate facility through July 1997, consisting primarily of duplicate overhead and personnel expenses incurred prior to the consolidation of the Company's operations into one location as well as actual costs related to the relocation.

      Income from operations increased from approximately $1.8 million (approximately 11% of net sales) for Fiscal 1997 to approximately $2.9 million (approximately 12% of net sales) during Fiscal 1998, reflecting the increased sales by the Company from its pre-existing base of customers as well as the addition of the Windsor and Renaissance operations and a decrease in cost of sales partially offset by an increase in overhead costs.

      Interest expense increased from approximately $742,000 for Fiscal 1997 to approximately $1,293,000 during Fiscal 1998, reflecting the increased borrowing by the Company both to finance the acquisition of Windsor and Renaissance, to finance the growth of the Company's operations and to finance the increase in the Company's inventory necessary to allow the Company to provide improved delivery capabilities for its increase in customer base.

      Liquidity and Capital Resources. At March 31, 1998, the Company had working capital of approximately $7.5 million. The Company's total current assets at March 31, 1998 of approximately $24.9 million includes accounts receivable of approximately $12.8 million and inventories of approximately $11.2 million. The Company's accounts receivable reflects an allowance for doubtful accounts of approximately $1.2 million. The Company's inventories consist principally of eyeglass frames and sunglasses held at its warehouse for distribution. The market for eyewear and accessories is subject to the risk of changing consumer trends. In order to be able to promptly fill orders from distributors, the Company maintains a significant level of inventory. In the event that a significant number of particular models or accessories does not achieve widespread consumer acceptance, the Company may be required to take significant price markdowns, which could have a material adverse effect on the business results of operations and financial condition of the Company.

      The Company's current liabilities as of March 31, 1998 include approximately $8.0 million relating to its revolving line of credit with CoreStates Bank. The Company has used its line of credit to fund its continuing operations. The revolving line of credit expires annually on June 1st and is automatically renewed for one year periods and provides for a maximum borrowing amount of $12 million. Indebtedness under the line accrues interest at the prime rate (8.5% at March 31, 1998) and, is collateralized by substantially all of the assets of the Company. Rudy A. Slucker, the Chairman of the Board of Directors of the Company, and Barry Budilov, the President of the Company, have each provided personal guarantees for the line of credit for up to $1.1 million of such debt. Upon the completion of the Offering, the personal obligations of Messrs. Slucker and Budilov have been reduced to $500,000 each. The Company repaid approximately $5.5 million of this debt from the proceeds of the Offering, including a transaction fee of $100,000 which relates to the acquisition of Renaissance, which was paid to CoreStates Bank upon the closing of the Offering. The revolving line of credit restricts the payment of dividends to stockholders and provides for various restrictive covenants, including the continuing participation of Rudy A. Slucker and Barry Budilov in their current management positions. The Company also borrowed an aggregate of $576,000 from Mr. Slucker from February 4, 1997 through February 1, 1998 to assist the Company in financing its costs relating to the acquisition of substantially all of the assets of Renaissance and the integration of the business of Renaissance into that of the Company and for working capital. The loan earned interest at the rate of 8% per annum. The Company repaid the debt upon the closing of the Offering.

      At March 31, 1998, the Company's current liabilities also included approximately $5.9 million of accounts payable and $1.2 million in accrued expenses, payable in the ordinary course of its business. The Company's long-term debt includes approximately $216,000 (which does not include current portion of $103,000) of indebtedness in connection with the acquisition of Windsor.

      The Company's indebtedness includes approximately $1.18 million payable to Mr. Slucker and Mr. Budilov under the 8% Convertible Notes. The Convertible Notes are repayable, subject to restrictions contained in the Company's loan agreement with CoreStates Bank on March 31, 2000. Interest shall accrue and be payable quarterly at the rate of 8% per annum. If the Company has earnings equal to or in excess of $.60 per share for the year ending March 31, 1999, the Convertible Notes may be prepaid at the option of the holder commencing on March 31, 1999. The Convertible Notes may be converted at any time into shares of Common Stock at a rate equal to $6.00 per share.

      Sales of eyewear under license agreements represented approximately 35%, 30% and 39% of the sales of the Company and Renaissance for Fiscal 1996, 1997 (pro forma) and 1998, respectively. The Company's license agreements generally require the Company to satisfy minimum purchase requirements or to make annual royalty payments and advertising expenditures and maintain quality control and retail distribution commensurate with the licensor's image. Accordingly, certain licensors are entitled to receive payment from the Company whether or not specified minimum levels of annual sales for licensed products are met. For the year ending March 31, 1999, the annual aggregate guaranteed minimum obligations of the Company under current license agreements will be no less than $1,095,000, even if the Company were to generate no sales under the agreements.

      As of March 31, 1998, the Company's obligations under employment agreements and consulting agreements with members of management and its Board of Directors aggregate approximately $480,000 during the year ending March 31, 1999. In addition, payments under notes, non-competition and other agreements relating to the acquisition of substantially all of the assets of Chanuk, Windsor and Renaissance, will aggregate approximately an additional $375,000 for the year ending March 31, 1999.

      The Company currently leases office, warehouse and showroom facilities and equipment under operating leases, which expire at various times through the year 2002. Future minimum lease payments under non-cancelable leases at March 31, 1998 (exclusive of the Company's real property lease) aggregate approximately $1.6 million through the year 2002. Under its real property lease for the Company's facilty, the Company pays a base annual rent of approximately between $300,000 and $400,000 per year. Under a settlement agreement with its former landlord which terminated and discharged the Company's obligation to make rental payments under the Company's old lease, the Company has paid to its old landlord during the three months ended June 30, 1998, $152,000, which includes $42,000 of past-due rent.

      In connection with the acquisitions of substantially all of the assets of Renaissance in 1997, the Company satisfied certain obligations of that business to particular creditors, the cooperation of which was deemed to be necessary to continue conducting business. In connection with the acquisition of substantially all of the assets of Renaissance, no liabilities of Renaissance were contractually assumed by the Company The Company has been provided with estimates indicating that the net liabilities of Renaissance exceeded $3.0 million at the time the Company acquired the assets. A number of creditors of Renaissance have instituted collection actions in court against Renaissance for amounts due to them from Renaissance. The Company is not a party to any of these actions, and accordingly has not determined with certainty the amounts involved in such proceedings. To the extent that any creditors of Renaissance seek recourse against the Company as the purchaser of substantially all of the assets of Renaissance, the Company may incur substantial expenses in connection with defending any such actions. Furthermore, to the extent that creditors are successful in asserting any claims against the Company as a successor to Renaissance or challenge the acquisition from the secured creditor, the Company could be responsible for substantial liabilities and its financial position could be adversely affected.

      Year 2000 Modifications

      The Company recognizes the potential business impacts related to the Year 2000 computer system issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company began to address the Year 2000 issue in 1998 and continues to implement measures to ensure its business operations are not disrupted. The Company estimates that it will spend an additional $15,000 above normal operating costs in order to comply with Year 2000 issues.

      Seasonality

      The Company believes that its business is subject to seasonal trends, resulting in lower sales of prescription eyewear during its third quarter (the three months ended December 31) and higher sales of sunglass products during the spring. Accordingly, sales and results of operations may fluctuate from month to month throughout the year and quarterly results may not always be indicative of the entire year.

      Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Risk Factors." The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

      The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Control Persons; Compliance

      There were no disagreements between the Company and its independent accountants to report under this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

Item 10. Executive Compensation.

Director Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

Executive Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

Item 12. Certain Relationships and Related Transactions.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

Item 13. Exhibits, List and Reports on Form 8-K.

Exhibit No.                           Description
-----------                           -----------

(a)         The Exhibit Index required by Item 601 of Regulation S-B as follows:

(3)(i) Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (No. 333-31343) declared effective by the Securities and Exchange Commission on March 18, 1998 (the "Registration Statement").

(3)(i)(a) Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1a of the Company's Registration Statement.

(3)(ii) By-Laws. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement.

(4)(i)      Specimen Common Stock Certificate. Incorporated by reference to
            Exhibit 4.3 of the Company's Registration Statement.

(10)(1) Asset Sale Agreement dated June 26, 1996 by and among the Company, Windsor Optical, Inc. and Jay Kitnick and Kenneth Kitnick. Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement.

(10)(2) Possession Agreement dated February 26, 1997 by and between the Company and Summit Bank. Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement.

(10)(3) Collateral Sale Agreement dated February 26, 1997 by and between the Company and Summit Bank. Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement.

(10)(4) Form of Underwriter's Warrant to Purchase Common Stock of the Company. Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement.

(10)(5) Revised form of Employment Agreement between the Company and Barry Budilov. Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement.

(10)(6) Revised form of Consulting Agreement between the Company and Rudy A. Slucker. Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement.

(10)(7) Employment Agreement dated June 26, 1996 between the Company and Kenneth Kitnick. Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement.

(10)(8) Employment Agreement dated February 27 1997 between the Company and Edward Kauz. Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement.

(10)(9) Supplemental Employment Agreement dated February 27, 1997 between the Company and Edward Kauz. Incorporated by reference to Exhibit
            10.9 of the Company's Registration Statement.

(10)(10) Consulting Agreement dated June 26, 1996 between the Company and Jay Kitnick. Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement.

(10)(11) Consulting Agreement dated May 9, 1995 between the Company and Canuk, Inc. Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement.

(10)(12) Promissory Note payable to Windsor Optical, Inc. dated June 26, 1996 in the principal amount of $150,000. Incorporated by reference to
            Exhibit 10.12 of the Company's Registration Statement.

(10)(13) Promissory Note payable to Windsor Optical, Inc. dated June 26, 1996 in the principal amount of $300,000. Incorporated by reference to
            Exhibit 10.13 of the Company's Registration Statement.

(10)(14) Loan Agreement dated June 7, 1996 by and between the Company and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement.

(10)(15) First Amendment to Loan Agreement dated February 25, 1997. Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement.

(10)(16) Second Rider to guaranty dated February 25, 1997 amending and restating Rider to Guaranty dated June 7, 1996 executed by Barry Budilov and Carole Budilov in favor of CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement.

(10)(17) Second Rider to Guaranty dated February 25, 1997 amending and restating Rider to guaranty dated June 7, 196 executed by Rudy A. Slucker and Linda Slucker in favor of CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement.

(10)(18) Second Rider to Subordination Agreement dated February 25, 1997. Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement.

(10)(19) Demand Note payable to CoresStates Bank, N.A. dated February 25, 1997 in the principal amount of $12,000,000. Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement.

(10)(20) Product License Agreement dated June 14, 1995 between the Company and Lifestyle Brands, Ltd. (sunglasses, sunglass cases and accessories). Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement.

(10)(21) Product License Agreement dated June 14, 1995 between the Company and Lifestyle Brands, Ltd. (ophthalmic frames and cases). Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement.

(10)(22) License Agreement dated January 1, 1992 between Diplomat Optical Company and Playskool. Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement.

(10)(23) License Agreement dated January 1, 1992 between the Chanuk Inc. d/b/a Diplomat Optical Company and Harve Bernard Lt. Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement.

(10)(24) License Agreement dated April 10, 1989 between Renaissance Eyewear Inc. and Nintendo of America Inc. Incorporated by reference to
            Exhibit 10.24 of the Company's Registration Statement.

(10)(27) License Agreement dated April 1, 1994 between Windsor Optical, Inc. and Kenneth Jay Lane, Inc. Incorporated by reference to Exhibit
            10.27 of the Company's Registration Statement.

(10)(28) License Agreement dated August 24, 1995 by and among Kathy Ireland, Inc., the Sterling/Winters Co. and Diplomat Ambassador Eyewear Group. Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement.

(10)(29) License Agreement dated January 1, 1993 between Jones Investment Co., Inc. and Diplomat Ambassador Eyewear Group. Incorporated by reference to Exhibit 10.29 of the Company's Registration Statement.

(10)(30) Supply Agreement dated November 18, 1996 between StylRite Optical Mfg. Co., Inc. and the Company. Incorporated by reference to Exhibit
            10.30 of the Company's Registration Statement.

(10)(31) Merchandise License Agreement dated February 21, 1997 between Nintendo of America, Inc. and the Company. Incorporated by reference to Exhibit 10.31 of the Company's Registration Statement.

(10)(32) Amendment dated November 1995 to License Agreement dated January 1, 1992 between Diplomat Optical Company and Playskool. Incorporated by reference to Exhibit 10.32 of the Company's Registration Statement.

(10)(34) License Renewal Agreement, dated September 22, 1997, between the Company and Kenneth Jay Lane, Inc. Incorporated by reference to
            Exhibit 10.34 of the Company's Registration Statement.

(10)(35) 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.35 of the Company's Registration Statement.

(10)(36) Lease, dated July 10, 1997, between the Company and 3600 Meadow Lane Partnership. Incorporated by reference to Exhibit 10.36 of the Company's Registration Statement.

(10)(37) Form of Stock Option Agreement between the Company and Barry Budilov. Incorporated by reference to Exhibit 10.37 of the Company's Registration Statement.

(10)(38) Form of Stock Option Agreement between the Company and Rudy Slucker. Incorporated by reference to Exhibit 10.38 of the Company's Registration Statement.

(10)(39) Form of Stock Option Agreement between the Company and Kenneth Butchin. Incorporated by reference to Exhibit 10.39 of the Company's Registration Statement.

(10)(40) Form of Stock Option Agreement between the Company and Edward Kauz. Incorporated by reference to Exhibit 10.40 of the Company's Registration Statement.

(10)(41) Form of Stock Option Agreement between the Company and Kenneth Kitnick. Incorporated by reference to Exhibit 10.41 of the Company's Registration Statement.

(10)(42)    Financial Consulting Agreement. Incorporated by reference to Exhibit
            10.42 of the Company's Registration Statement.

(10)(43)    Mergers and Acquisitions Agreement. Incorporated by reference to
            Exhibit 10.43 of the Company's Registration Statement.

(10)(44) Form of Amended and Restated Convertible Demand Note between the Company and Rudy A. Slucker. Incorporated by reference to Exhibit
            10.44 of the Company's Registration Statement.

(10)(45) Form of Amended and Restated Convertible Demand Note between the Company and Barry Budilov. Incorporated by reference to Exhibit
            10.45 of the Company's Registration Statement.

(10)(46)    Employee Stock Option Plan. Incorporated by reference to Exhibit
            10.46 of the Company's Registration Statement.

(10)(47) Agreement of Sale, dated July 10, 1997, between 3600 Meadow Lane Partnership and Barry Budilov and Rudy Slucker. Incorporated by reference to Exhibit 10.47 of the Company's Registration Statement.

(10)(48) Agreement to Rent between the Company, Barry Budilov and Rudy Slucker. Incorporated by reference to Exhibit 10.48 of the Company's Registration Statement.

(10)(49) Settlement and Release Agreement, dated April 1, 1998 between the Company and 1010 Arch Street Partners.

(21)        Subsidiaries of the Registrant:  None

(27)        Financial Data Schedules.

      The Financial Statements as set forth under Item 7 are filed as part of this Report (see page F-1 et. seq.). All financial statements schedules are omitted as they are either not applicable or the required information is included in the financial statements or the notes thereto.

      The following reports on Form 8K were filed by the Company during the last quarter of the period covered by this report: None.

AMBASSADOR EYEWEAR GROUP, INC.

Contents

Independent Auditors' Report                                                 F-2

Balance Sheet as at March 31, 1998                                           F-3

Statements of Operations for the Years Ended
  March 31, 1998 and 1997                                                    F-4

Statements of Changes in Stockholders' Equity
  for the Years Ended March 31, 1998 and 1997                                F-5

Statements of Cash Flows for the Years Ended
  March 31, 1998 and 1997                                                    F-6

Notes to Financial Statements                                                F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Ambassador Eyewear Group, Inc.
Bensalem, Pennsylvania

We have audited the accompanying balance sheet of Ambassador Eyewear Group, Inc. as at March 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Ambassador Eyewear Group, Inc. at March 31, 1998 and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 1998 in conformity with generally accepted accounting principles.


New York, New York                              Richard A. Eisner & Company, LLP
May 26, 1998

AMBASSADOR EYEWEAR GROUP, INC.

Balance Sheet
March 31, 1998

ASSETS

Current assets:
   Cash                                                             $    47,000
   Accounts receivable, less allowance for
     returns and doubtful accounts of $1,160,000                     12,849,000
   Receivable from stockholder/officer                                   15,000
   Inventories                                                       11,181,000
   Prepaid expenses                                                     382,000
   Deferred taxes                                                       400,000
   Other current assets                                                  47,000
                                                                    -----------

          Total current assets                                       24,921,000

Fixed assets, net                                                       733,000
Deferred financing cost, net                                             11,000
Other assets                                                             38,000
                                                                    -----------

                                                                    $25,703,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - banks                                            $ 7,986,000
   Notes payable - stockholder/officer                                  574,000
   Advances from stockholders/officers                                   90,000
   Current portion of long-term debt                                    103,000
   Accounts payable                                                   5,913,000
   Accrued expenses                                                   1,194,000
   Income taxes payable                                               1,427,000
   Current portion of capital leases payable                            100,000
                                                                    -----------

          Total current liabilities                                  17,387,000

Consulting payable                                                       72,000
Long-term debt, less current portion                                    216,000
Convertible note payable - stockholders/officer                       1,181,000
Capital leases payable, less current portion                            105,000
Deferred taxes                                                           27,000
                                                                    -----------

          Total liabilities                                          18,988,000
                                                                    -----------
Commitments, contingencies and other matters

Stockholders' equity:
   Preferred stock, par value $.01 per share;
     authorized 1,000,000 shares; none issued
   Common stock, par value $.01 per share;
     authorized 10,000,000 shares; issued and
     outstanding 4,700,000 shares                                        47,000
   Additional paid-in capital                                         5,699,000
   Unearned portion of compensatory stock options                      (146,000)
   Retained earnings                                                  1,115,000
                                                                    -----------
          Total stockholders' equity                                  6,715,000
                                                                    -----------
          TOTAL                                                     $25,703,000
                                                                    ===========


See notes to financial statements                                            F-2

AMBASSADOR EYEWEAR GROUP, INC.

Statements of Operations
For the years ended March 31,

                                                   1998              1997
                                               -----------       -----------

Net sales                                      $24,570,000       $16,455,000

Cost of sales                                   10,795,000         8,552,000
                                               -----------       -----------

Gross profit                                    13,775,000         7,903,000

Selling, general and
   administrative expenses                      10,835,000         6,145,000
                                               -----------       -----------

Income from operations                           2,940,000         1,758,000

Other income                                       264,000             4,000

Interest expense                                (1,293,000)         (742,000)
                                               -----------       -----------

Income before provision
   for income taxes                              1,911,000         1,020,000

Income tax provision                               781,000           340,000
                                               -----------       -----------

NET INCOME                                     $ 1,130,000       $   680,000
                                               ===========       ===========

Net income per share - basic                   $      0.32       $      0.19
                                               ===========       ===========

Net income per share - diluted                 $      0.28       $      0.18
                                               ===========       ===========

Weighted average number of common shares
 outstanding - basic income per share            3,533,000         3,500,000
                                               ===========       ===========

 Weighted average number of common shares
   outstanding - diluted income per share        4,124,000         3,836,000
                                               ===========       ===========


See notes to financial statements                                            F-3

AMBASSADOR EYEWEAR GROUP, INC.

Statement of Changes in Stockholders' Equity

                                                                              Unearned
                                               Common Stock                  Portion of
                                          --------------------  Additional  Compensatory    Retained       Total
                                          Number of               Paid-in      Stock        Earnings    Stockholders'
                                           Shares       Amount    Capital     Options       (Deficit)      Equity
                                           ------       ------    -------     -------       ---------      ------
Balance - March 31, 1996                  3,500,000    $35,000                            $ (695,000)   $ (660,000)

Fair value of options
   granted                                                      $  187,000   $(187,000)

Amortization of unearned portion of
    compensatory stock options                                                   3,000                       3,000

Net income for the year                                                                      680,000       680,000
                                          ---------    -------  ----------   ---------    ----------    ----------

Balance - March 31, 1997                  3,500,000     35,000     187,000    (184,000)      (15,000)       23,000

Amortization of
   unearned portion of
   compensatory stock
   options                                                                      38,000                      38,000

Issuance of stock for
    cash, net of
    offering costs                        1,200,000     12,000   5,512,000                               5,524,000

Net income for the year                                                                    1,130,000     1,130,000
                                          ---------    -------  ----------   ---------    ----------    ----------

BALANCE - MARCH 31, 1998                  4,700,000    $47,000  $5,699,000   $(146,000)   $1,115,000    $6,715,000
                                          =========    =======  ==========   =========    ==========    ==========


See notes to financial statements                                            F-4

AMBASSADOR EYEWEAR GROUP, INC.

Statements of Cash Flows
For the Years Ended March 31,

                                                          1998          1997
                                                      -----------   -----------
Cash flows from operating activities:
 Net income                                           $ 1,130,000   $   680,000
 Adjustments to reconcile net income to net
  cash (used in) operating activities:
   Depreciation                                           237,000       175,000
   Amortization of deferred financing costs               108,000        71,000
   Amortization of deferred credit                       (100,000)       (8,000)
   Deferred taxes                                         172,000      (173,000)
   Compensatory stock option                               38,000         3,000
   Loss on disposal of assets                              59,000
   Changes in operating assets and liabilities:
    Accounts receivable                                (5,446,000)   (3,992,000)
    Receivable from stockholder/officer                   (15,000)
    Inventories                                          (213,000)   (1,364,000)
    Prepaid expenses                                     (207,000)       98,000
    Other assets                                          (39,000)      173,000
    Accounts payable                                    1,671,000       252,000
    Consulting payable                                     43,000        29,000
    Accrued expenses                                      386,000       106,000
    Income taxes payable                                  687,000       425,000
                                                      -----------   -----------
     Net cash (used in) operating activities           (1,489,000)   (3,525,000)
                                                      -----------   -----------

Cash flows from investing activities:
 Fixed asset acquisitions                                (166,000)     (136,000)
 Proceeds from sale of fixed assets                        15,000
 Cash obtained through acquisitions                                      59,000
                                                       -----------   -----------
     Net cash (used in) investing activities             (151,000)      (77,000)
                                                      -----------   -----------

Cash flows from financing activities:
 Net borrowings from bank - line of credit             (4,112,000)    3,575,000
 Proceeds from sale of common stock, net                5,524,000
 Payments of financing costs                                            (90,000)
 Proceeds from stockholders/officers                    1,345,000       265,000
 Payment of advances                                     (881,000)
 Payments of notes payable - stockholders/officer         (80,000)
 Payments of notes payable - Windsor                      (96,000)      (35,000)
 Payments on capital leases                               (88,000)      (48,000)
                                                      -----------   -----------
     Net cash provided by financing activities          1,612,000     3,667,000
                                                      -----------   -----------

Net increase (decrease) in cash                           (28,000)       65,000
Cash - beginning of year                                   75,000        10,000
                                                      -----------   -----------

Cash - end of year                                    $    47,000       $75,000
                                                      ===========   ===========

Supplementary cash flow information:
 Income taxes paid (net of refunds received)          $   (78,000)  $    88,000
 Interest paid                                          1,133,000       629,000
Supplementary schedule of non-cash investing and
 financing activities:
  Deferred financing fee                                                100,000
  Equipment acquired under capital leases                 134,000


See notes to financial statements                                            F-5

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE A - THE COMPANY

Ambassador Eyewear Group, Inc. (the "Company", formerly Diplomat Ambassador, Inc.), designs, markets and distributes prescription eyeglass frames and nonprescription sunglasses to department and specialty stores, optical chains and eyewear boutiques worldwide. The Company was organized on May 3, 1995 and on May 10, 1995, acquired substantially all of the assets and assumed certain of the liabilities of Chanuk Inc. ("Chanuk"), an eyewear distributor and predecessor entity. On June 26, 1996 the Company acquired substantially all of the assets and assumed certain of the liabilities of Windsor Optical, Inc. ("Windsor"). On February 26, 1997 the Company acquired from a bank substantially all of the assets and assumed the bank debt of Renaissance Eyewear Inc. ("Renaissance") and incurred certain other obligations.

The Company imports substantially all of its frames and nonprescription sunglasses from a limited number of international suppliers, principally in the Far East.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[2]   Inventories:

      Inventories, consisting principally of eyeglass frames and sunglasses, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

[3]   Fixed assets:

      Fixed assets, including assets held under capital leases, are stated at cost and depreciation is computed by the straight line method over the estimated useful lives of 5 to 7 years. Leasehold improvements are stated at cost and are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

[4]   Amortization of intangible assets:

      Deferred financing costs are being amortized on a straight line basis over the remaining term of the revolving credit facility (see Note E[1]). Amortization for the year ended March 31, 1998 was $108,000.

[5]   Deferred credit:

      The deferred credit represents the excess of the fair value of current assets of Renaissance acquired over the purchase price, which is being amortized over a period of five years (see Note C). Amortization for the year ended March 31, 1998 amounted to $100,000.

[6]   Income taxes:

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The Company reports on a calendar year end for income tax purposes.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]   Revenue recognition:

      Revenue is recognized when merchandise is shipped to customers. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of inventory subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At March 31, 1998, the allowance for returns was $225,000.

[8]   Earnings per share:

      The company calculates its income per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income per share. Basic income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants and convertible notes, which would result in the issuance of incremental shares of common stock.

                                                         Year Ended March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------

   Income available to common stockholders            $1,130,000     $  680,000
   Effect of dilutive securities:
     Interest on convertible notes, net of tax            39,000
                                                      ----------     ----------

   Income available to common stockholders
     plus assumed conversions                         $1,169,000     $  680,000
                                                      ----------     ----------

   Shares outstanding at beginning of year             3,500,000      3,500,000
   Weighted average number of shares issued during
     the year                                          33,000
                                                      ----------     ----------

   Average shares outstanding - basic                  3,533,000      3,500,000

   Effect of dilutive securities:
     Stock options                                       591,000        336,000
     Convertible notes and interest                      214,000
                                                      ----------     ----------

   Average shares outstanding - assuming dilution      4,124,000      3,836,000
                                                      ----------     ----------

[9]   Concentration of credit risk:

      Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of the customers' financial condition while requiring no collateral.

[10]  Fair values of financial instruments:

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity period of those instruments. In addition the carrying amounts reported for notes payable approximate fair value based on recent market rates of interest for similar instruments.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]  Stock-based compensation:

      Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allows companies to either expense the estimated fair value of stock options or other awards granted to employees or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No.25 to its stock-based compensation awards to employees and disclose pro forma net income and per share data in accordance with SFAS No. 123. Accordingly, the Company accounts for the difference between the exercise price of compensatory stock options and the fair value of the stock at the date of grant, as "Unearned Compensatory Stock Options," which the Company charges to operations over the vesting period.

[12]  Foreign currency transactions:

      Foreign currency transaction gains and losses are recognized in operations as incurred. For the years ended March 31,1998 and 1997, such gains/losses were not material.

[13]  Advertising:

      The costs of advertising are expensed when incurred. Advertising expense for the years ended March 31, 1998 and 1997 was approximately $211,000 and $277,000, respectively.

[14]  Recent accounting pronouncements:

      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncements will not have a significant effect on the information presented in the financial statements.

NOTE C - ASSET ACQUISITIONS

In June 1996, the Company acquired substantially all the assets of Windsor, an eyewear distributor, in exchange for the assumption of certain liabilities aggregating $2,005,000, the payment of $100,000 in cash and the issuance of two notes payable aggregating $450,000. The acquisition was treated for accounting purposes as a purchase. The Company entered into a three year employment agreement with one of the principal stockholders of Windsor, who is currently an officer of the Company (see Note L[2]). The Company also granted an option to purchase 151,667 shares of common stock at $1.50 per share to this officer. In addition, the Company entered into a consulting agreement with another principal stockholder of Windsor (see Note L[3]).

In February 1997, the Company purchased substantially all of the assets of Renaissance, an eyewear distributor, from Summit Bank (the "Bank") after the Bank had passively foreclosed on Renaissance upon default of its loan agreement. In exchange for the assets, the Company assumed a note payable to the Bank in the amount of $3,446,000 and also satisfied certain obligations aggregating $400,000. The excess of the estimated fair value of the assets acquired over the purchase price was first applied as a reduction of non-current assets and the remaining balance of $844,000 was accounted for as a deferred credit. In addition, the Company entered into a non-compete agreement and consulting agreement with the former owner of Renaissance which provide for annual aggregate payments of $200,000 per year for five years. The Company also granted the former owner of Renaissance options to purchase 180,833 shares of common stock at $3.00 per share. The Company valued the options at $187,000, representing the fair value at date of grant which is being charged to operations over five years. During the year ended March 31, 1998, the Company determined that the estimated value allocated to inventory on the date of acquisition was overstated by approximately $540,000 and the Company reduced the carrying value of the inventory by such amount with a related reduction to the deferred credit. In addition, the deferred credit was further reduced by a deferred tax liability existing at the date of acquisition.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE C - ASSET ACQUISITIONS (CONTINUED)

The Company's financial statements include the operations of the acquired entities from the respective dates of such acquisitions.

The following pro forma summary of results of operations has been prepared as if each of the acquisitions had occurred on April 1, 1996 after giving effect to all purchase price adjustments and the elimination of nonrecurring items:

                                                                  Year Ended
        Pro forma                                               March 31, 1997
        ---------                                               --------------

        Net revenue                                              $29,129,000
        Net income                                               $   136,000
        Basic income per share                                   $      0.04
        Diluted income per share                                 $      0.04

NOTE D - FIXED ASSETS

Fixed assets are summarized as follows:
                                                                  March 31,
                                                                    1998
                                                                 -----------

        Furniture, fixtures and displays                         $   262,000
        Equipment                                                    817,000
        Leasehold improvements                                       148,000
                                                                 -----------

               Total                                               1,227,000
        Accumulated depreciation                                     494,000
                                                                 -----------

               Balance                                           $   733,000
                                                                 ===========

Equipment includes $386,000 applicable to capitalized leases with related accumulated depreciation of $121,000.

NOTE E - BANK LOANS AND LONG TERM DEBT

[1]   Bank loans:

      The Company has entered into a revolving line of credit agreement with a bank which expires annually on June 1, is automatically renewed for one year and provides for borrowings of up to a maximum of $12,000,000 based on specified percentages of eligible accounts receivable and inventories. Borrowings under the agreement bear interest at the prime rate (8.5% at March 31, 1998). The credit facility is collateralized by substantially all of the assets of the Company and contains certain restrictive covenants including the prohibition of the payment of dividends. The credit facility is represented by demand notes payable to the bank under which the bank may demand repayment at any time. One million under the revolving line of credit is guaranteed by the principal stockholders/officers of the Company. At March 31, 1998, $7,986,000 was outstanding under the credit facility.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

      NOTE E - BANK LOANS AND LONG TERM DEBT (CONTINUED)

[2]   Long-term debt:

      Long-term debt consists of the following:

                                                                   March 31,
                                                                     1998
                                                                   --------

               Notes payable - Windsor (a)                         $319,000
               Less amounts due within one year                     103,000
                                                                   --------

               Amounts due after one year                          $216,000
                                                                   ========

      (a) In connection with the acquisition of Windsor in June 1996, the Company issued two notes aggregating $450,000 to Windsor which bear interest at the rate of 7% per annum. The notes are payable in aggregate monthly installments of principal and interest of approximately $10,000 through January 2000 and approximately $5,000 thereafter through July 2003.

Long-term debt is payable as follows:

                     Year Ending
                      March 31,
                     -----------

                        1999                             $103,000
                        2000                               58,000
                        2001                               45,000
                        2002                               48,000
                        2003                               52,000
                        Thereafter                         13,000
                                                         --------

                        Total                            $319,000
                                                         ========

NOTE F - NOTES PAYABLE AND ADVANCES FROM STOCKHOLDERS/ OFFICERS

In connection with the acquisition of Chanuk in May 1995 the Company assumed a note payable to a stockholder/officer of the Company in the amount of $508,000. The note provided for interest at the rate of 8% per annum and was payable on demand. The balance due on the note was $495,000. In addition, two stockholders/officers personally satisfied a portion of the purchase price and the Company issued notes payable of $343,000 to each of the officers for such amounts. The notes provided for interest at a rate of 8% per annum and were due on demand but no later than January 1, 2000 and were subordinate to the bank debt. The balance on these notes aggregated $686,000. During the year ended March 31, 1998, the Company issued $1,181,000 principal amount of convertible notes in exchange for the cancellation of these notes. The notes are convertible, at the holder's option, into common shares at $6.00 per share.

During the years ended March 31, 1997 and 1998, a stockholder/officer loaned the Company $280,000 and $374,000 respectively. The loans are payable on demand and bears interest at 8%. During the year ended March 31, 1998, the Company repaid $80,000 of these loans.

During the year ended March 31, 1998, certain key employees advanced the Company various amounts, of which $90,000 was outstanding at March 31, 1998. Subsequent to year end, $53,000 additional was repaid.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE G - CAPITAL LEASES PAYABLE

The Company leases equipment under various agreements with terms of 32 to 60 months and accounts for these leases as capital leases. Equipment purchases under these leases for the year ended March 31, 1998 was $134,000.

      Future lease payments as of March 31, 1998 are as follows:

               Year Ending
                March 31,
               -----------

                  1999                                            $125,000
                  2000                                              85,000
                  2001                                              33,000
                                                                  --------
                   Total                                           243,000

                  Less amounts representing interest                38,000
                                                                  --------

               Present value of future lease payments              205,000
               Less amount due within one year                     100,000
                                                                  --------

               Amounts due after one year                         $105,000
                                                                  ========

NOTE H - STOCKHOLDERS' EQUITY

[1]   Common stock:

      In June 1997 the Company amended its certificate of incorporation to increase the authorized capital stock to 11,000,000 of which 10,000,000 are common shares and 1,000,000 are preferred shares. The accompanying financial statements reflect this increase retroactively.

      In June 1997 the Company effected a 1,166.67 for 1 stock split. The financial statements give retroactive effect to this transaction.

      In March 1998, the Company issued 1,200,000 shares of common stock at $6.00 per share in an initial public offering (the "Offering"). Net proceeds (after underwriters' discount and expenses, and other costs associated with the Offering) totaled approximately $5,524,000. In addition, the underwriters received warrants to purchase up to 120,000 shares of common stock at $9.00 per share, exercisable between March 1999 and March 2003.

[2]   Stock options:

      The Company applies APB 25 in accounting for stock-based compensation to employees and, accordingly, recognizes compensation expense for the difference, if any, between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on fiscal 1997 and 1998 pro forma net income is not necessarily representative of the effects on reported operating results for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options that may be granted in future years. Had compensation cost for the Company's stock options granted to employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income, net income per share - basic and net income per share - diluted would have been approximately (i) $1,015,000, $0.29, and $0.25, respectively, for the year ended March 31, 1998, and (ii) $661,000, $0.19,and $0.17, respectively, for the year ended March 31, 1997. The weighted average fair value of the options granted during fiscal 1997 was estimated at $0.80, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 30%, risk-free interest rate of 6.74% and expected life of four years.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

      The following table summarized information about stock options outstanding at March 31, 1998 (all exercisable):

                                                                     Weighted
                                                 Weighted Average     Average
                                   Number     Remaining Contractual  Exercise
                                 Outstanding     Life (in years)       Price
                                 -----------     ---------------       -----

                                   166,833              2              $ .25
                                   151,667              4               1.50
                                   180,833              4               3.00
                                   -------                             -----

                                   499,333                             $1.62
                                   =======                             =====

During the year ended March 31, 1988, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase up to 150,000 shares of the Company's common stock may be granted to employees (including employees who are also directors and officers), consultants and independent contractors. The Plan is currently administered by the Board of Directors. At March 31, 1998, no options have been granted under the Plan.

During the year ended March 31, 1998, one of the Company's two principal stockholders/officers granted the other principal stockholder/officer an option to purchase up to 500,000 of his shares of the Company's common stock at $6.00 per share. None of the proceeds upon the exercise of the option will be received by the Company. The option was granted in consideration for services rendered to the Company. The fair value of the option was estimated at $2.21 per share on the date of the grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 30%, risk free interest rate 5.4% and an option term of five years. The Company will account for this transaction as an employee stock option and accordingly, no expense will be recognized.

NOTE I - INCOME TAXES

The provision (benefit) for federal and state income taxes for the years ended March 31, 1998 and 1997 is comprised of the following:

                                                           Year ended
                                                            March 31,
                                                      1998           1997
                                                    --------      ---------

        Current:
          Federal                                   $446,000      $ 325,000
          State                                      162,000        188,000
                                                    --------      ---------

                                                     608,000        513,000
                                                    --------      ---------
        Deferred:
          Federal                                    138,000       (111,000)
          State                                       35,000        (62,000)
                                                    --------      ---------

                                                     173,000       (173,000)
                                                    --------      ---------
             Total                                  $781,000      $ 340,000
                                                    ========      =========

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE I - INCOME TAXES (CONTINUED)

The deferred tax asset and liability at March 31, 1998 represent the anticipated future tax consequences attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes and consists of the following components:

                                                    Current    Noncurrent
                                                   --------    ----------

Accounts receivable                                $ 87,000
Inventory valuation                                 251,000
Depreciation                                                    $(27,000)
Accounts payable                                     30,000
Other                                                32,000
                                                   --------     --------
     Total                                         $400,000     $(27,000)
                                                   ========     ========

Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                    Year ended March 31,
                                                      1998        1997
                                                      ----        ----

Federal statutory rate                               34.0%       34.0%
State income tax, net of federal benefit              6.8%        8.1%
Difference in amount assigned to a
   particular liability for book and tax
   purposes                                          (2.5)%      (8.6)%
Other                                                 2.6%        (.2)%
                                                     ----        ----
Effective tax rate                                   40.9%       33.3%
                                                     ====        ====

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Operating leases:

      The Company currently leases office, warehouse, showroom facilities and equipment under operating leases, which expire at various times through 2002.

      Future minimum lease payments under noncancelable leases at March 31, 1998 are as follows:

                 Year Ending
                   March 31,
                 -----------

                    1999                                    $  350,000
                    2000                                       351,000
                    2001                                       352,000
                    2002                                       259,000
                    2003                                        12,000
                    Thereafter                                   5,000
                                                            ----------

                                       Total                $1,329,000
                                                            ==========

      During the year ended March 31, 1998 the Company entered into a lease and moved to a new facility. The lease agreement provides for aggregate minimum rental payments of approximately $1.6 million through December 2002. In connection therewith the Company wrote off certain assets which will no longer be utilized, resulting in a charge to operations of $59,000 during the year ended March 31, 1998.

      Rent expense for the year ended March 31, 1998 was approximately $458,000.

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

[2]   Employment agreements:

      The Company had an employment agreement with the President/Chief Executive Officer which provided for an annual salary of $175,000. In March 1998, A new employment agreement was extended into which provides for an annual salary of $200,000 and is for a period of three years and includes provisions for the renewal of the agreement and the payment of bonuses.

      The Company has an employment agreement with one of the former principal stockholders of Windsor. The employment agreement provides for annual salaries ranging from $105,000 to $120,000 through the year 2000 and a minimum bonus of 5% of the bonuses granted to the principal stockholders of the Company.

[3]   Consulting and noncompete agreements:

      The Company had an agreement with an affiliate of one of the officers/stockholders to provide consulting, advisory and other supportive services for an annual fee of $208,000. In March 1997 the agreement was orally amended to increase payments to $5,000 per week. In March 1998, a new consulting agreement entered into which provided for an annual consulting fee of the fee was $100,000. The agreement is for a period of three years and contains provisions for the renewal of the agreement and the adjustment of fees.

      In May 1995, the Company entered into a ten year consulting agreement with Chanuk to provide consulting, advisory and support services to the Company for $500 per week. In November 1997, Chanuk assigned its rights and obligations to a former affiliate of a stockholder. In addition, effective May 1995 the Company had entered into a ten year agreement with the above former affiliate of a stockholder to provide consulting, advisory and support services to the Company for $500 per week.

      In connection with the acquisition of Renaissance, the Company entered into a noncompete agreement and consulting agreement with the former stockholder of Renaissance which provide for annual aggregate payments of $200,000 per year through February 2002.

      In addition the Company has a three year consulting agreement from June 1996 with a former principal stockholder of Windsor which provides for 36 monthly payments of $6,944 commencing June 2004. The Company has present valued the payments and has recorded an expense of approximately $29,000 in each of the years ended March 31, 1998 and 1997.

[4]   Major customer:

      One major customer accounted for approximately 39% and 35% of net sales for the years ended March 31, 1998 and 1997, respectively.

[5]   Royalty and licensing agreements:

      The Company has entered into various license agreements which provide for the payment of royalties ranging from 6% to 8% of net selling price of licensed products sold, as defined.

      The Company is obligated under these agreements to make future minimum payments as follows:

                 Year Ending
                  March 31,
                 -----------
                     1999                                        $1,095,000
                     2000                                           929,000
                     2001                                           817,000
                     2002                                           339,000
                                                                 ----------

                                       Total                     $3,180,000
                                                                 ==========

AMBASSADOR EYEWEAR GROUP, INC.

Notes to Financial Statements

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

[6]   Letters of credit:

      At March 31, 1998 the Company had outstanding irrevocable letters of credit in the amount of $613,500.

[7]   Successor liabilities:

      In connection with the acquisition of all of the assets of Renaissance in February 1997 a substantial amount of liabilities was not assumed by the Company. To the extent that any creditors of Renaissance seek recourse against the Company as the purchaser of the business of Renaissance, the Company may incur substantial expenses in connection with defending any such actions. Additionally, to the extent that any creditors are successful in asserting any claims against the Company as successor to Renaissance, the Company's financial position would be adversely affected.

[8]   Legal Proceeding:

      A former employee of the Company has initiated a lawsuit claiming approximately $85,000 in commissions owed. The Company denies it owes the plaintiff the amount claimed and intends to vigorously defend itself in this matter.

NOTE K - RELATED PARTY TRANSACTION

During the year ended March 31, 1998, the Company's two principal stockholders/ officers entered into an agreement with the Company's landlord to purchase the Company's facility. The stockholders/officers have also entered into an agreement to rent the facility to the Company at substantially the same terms and conditions set forth in the Company's current lease. Rent expense of $227,128 for the year ended March 31, 1998 relates to this facility.

Interest expense includes $132,730 and $94,480 for the years ended March 31, 1998 and 1997, respectively, applicable to the notes payable to the stockholders/officers.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMBASSADOR EYEWEAR GROUP, INC.

                                          /s/ Barry Budilov
Dated:  June 26, 1998                     -------------------------------------
                                          Barry Budilov
                                          President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/ Rudy A. Slucker
Dated:  June 26, 1998                     -------------------------------------
                                          Rudy A. Slucker
                                          Director

                                          /s/ Raymond Green
Dated:  June 26, 1998                     -------------------------------------
                                          Raymond Green
                                          Treasurer and Principal Financial
                                          Accounting Officer

                                          /s/ Jay Rice
Dated:  June 26, 1998                     -------------------------------------
                                          Jay Rice
                                          Director

                                          /s/ Jeffrey Seiken
Dated:  June 26, 1998                     -------------------------------------
                                          Jeffrey Seiken
                                          Director