Form 10KSB/A
period 1998-03-31
AMBASSADOR EYEWEAR GROUP INC
filed 1998-07-30
CIK 1040440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                              PURSUANT TO SECTIONS
                          13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-31343

                         AMBASSADOR EYEWEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         23-2807063
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3600 Marshall Lane, Bensalem, Pennsylvania                    19020
 (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 800-523-4675

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------

Common Stock, $.01 par value                          Chicago Stock Exchange

            Securities registered pursuant to Section 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

The Registrant's revenues for its most recent fiscal year were $24,570,000.

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

                          $8,400,000 as of June 2, 1998

Number of shares of common stock outstanding as of June 15, 1998: 4,700,000

Transitional Small Business Disclosure Format: Yes |_| No |X|

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB/A: NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The executive officers of the Company are:

Name                        Title                                  Age
----                        -----                                  ---

Rudy A. Slucker             Chairman of the Board                  48
                            of Directors

Barry Budilov               President, Chief                       42
                            Executive Officer and Director

Kenneth B. Kitnick          Executive Vice President               35

Raymond Green               Treasurer                              35

Jay Rice                    Director                               45

Jeffrey Seiken              Director                               44

      Rudy A. Slucker has served as Chairman of the Board of Directors of the Company since May 1995. Mr. Slucker also serves on a full time basis as Chairman of the Board of Directors, President and Chief Executive Officer of the TearDrop Golf Company, a NASDAQ-listed company, which position he has held since September 1996 and of the Tommy Armour Golf Company, a wholly-owned subsidiary of TearDrop Golf Company, since November 1997. Mr. Slucker was the Chief Executive Officer of the Atlas Group of Companies, Inc. ("Atlas"), which imported and marketed hardware and consumer products, from 1978 until 1990, when it was sold. Since 1990, Mr. Slucker has been a venture capital investor. He currently serves on the board of directors and/or is a principal stockholder of Major League Fitness, a chain of fitness centers associated with Major League Baseball through a licensing agreement and Bablyon Enterprises and Beacon Concessions, which, together, currently own and operate the Beacon Theater in Manhattan. Mr. Slucker graduated from the University of Cincinnati with a Bachelors Degree in 1971.

      Barry Budilov has been President and Chief Executive Officer of the Company and has served as a Director since the Company's inception in 1995. From 1989 to 1995, Mr. Budilov served as the President of Chanuk, the predecessor of the Company. Prior thereto and since 1987, Mr. Budilov served as Chief Financial Officer of Eco-Med, Inc., which was sold in 1989 to Avicare, Inc., a publicly-traded company. Mr. Budilov is a certified public accountant. Mr. Budilov graduated magna cum laude from George Washington University with a Bachelor's Degree in accounting in 1977.

      Kenneth B. Kitnick has served as Executive Vice President of the Company since June 1996. Prior to joining the Company he spent sixteen years in the optical industry as Vice President and Chief Operating Officer of Windsor, which the Company acquired in January 1997. Mr. Kitnick graduated from Franklin & Marshall College with a Bachelor's Degree in mathematics in 1983.

      Raymond Green has served as Treasurer of the Company since the Company's inception in 1995. From 1992 to 1994 he served as the controller for the Backe Group, Inc., a holding company in the communications field. Prior thereto and since 1990, he was the Controller for Water-Jel Technologies, Inc., a manufacturing company with securities traded on Nasdaq. Prior thereto and since 1987, he was employed as a staff accountant for Abo, Uris & Altenburger, a certified public accounting firm. Mr. Green graduated from Iona College in 1983 with a Bachelor's Degree in finance.

      Jay Rice has been the managing partner of the law firm of Nagel Rice & Dreifuss since 1983 and has served as a Director of the Company since June 1997. He served as a member of the advisory board to Summit Bank from 1989 to 1991. Since 1990, he has served as a trustee and is now the President of the Jewish Community Housing Corp. and has been a member of the Board of Trustees of the United Jewish Federation of Metrowest since 1995. Prior to joining Nagel Rice & Dreifuss, Mr. Rice served as a law clerk to the Honorable Baruch S. Seidman of the New Jersey Superior Court, Appellate Division from 1977 to 1978. Mr. Rice has authored several legal articles and has served as a lecturer. Mr. Rice is a member of the Essex County Bar Association, the New Jersey Bar Association (serving as Chairman of the Equity Jurisprudence Committee from 1989 to 1991) and the American Bar Association. Mr. Rice received his Juris Doctorate from Rutgers University in 1977.

      Jeffrey Seiken practices law in Philadelphia, Pennsylvania in the law offices of Jeffrey Seiken and has served as a Director of the Company since June 1997. From 1988 through 1996, Mr. Seiken was a partner with the law firm of Rush & Seiken. He was one of the initial founders and investors in American Health Care, a corporation formed in 1988. American Health Care provides nursing home care to elderly individuals with facilities in New Jersey, Alabama, Indiana and Oregon. In addition, Mr. Seiken has been involved in real estate development since 1985. Mr. Seiken has also served as a member of the Whitemarsh Township, Pennsylvania Sewer Authority and the Whitemarsh Township Planning Commission.

      For a period of 36 months, H.J. Meyers & Co., Inc. and National Securities Corporation have the right to appoint either a member to the Company's Board of Directors or an observer to attend all meetings of the Board of Directors. The observer will have no right to vote on any matters before the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Board of Directors of the Company has appointed an Audit Committee and a Compensation Committee. The members of both the Audit Committee and Compensation Committee consist of Jeffrey Seiken and Jay Rice. The Audit Committee periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives. The Company reimburses directors for their out-of-pocket expenses incurred in attending Board and Committee meetings.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to each individual who served as the Chief Executive Officer of the Company and the two most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of March 31, 1998, for services rendered in all capacities to the Company and its subsidiaries during such periods.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                        Compensation
                                                                        Awards
                                     Annual Compensation                Securities  All Other
Name and                    Fiscal   -------------------  Other Annual  Underlying  Compensation
Principal Position          Year     Salary($)  Bonus($)  Compensation  Options(#)      ($)
------------------          ----     ---------  --------  ------------  ----------  ------------
Barry Budilov               1998     $230,580   $0        $32,742(3)    0           8,473(4)
  President and Chief       1997(1)  $250,000   $0        $32,742(3)    0           8,473(4)
  Executive Officer         1996(2)  $169,900   $0        $32,742(3)    54,833      8,473(4)

Rudy A. Slucker             1998     $245,000   $0        $32,742(3)    0           8,473(4)
  Chairman of the Board     1997(1)  $260,000   $0        $32,742(3)    0           8,473(4)
  of Directors              1996(2)  $172,000   $0        $32,742(3)    54,833      8,473(4)

Kenneth B. Kitnick          1998     $105,040   $0        $ 5,591       0             260
  Executive Vice President  1997     $105,040   $0        $ 5,591       0               0
                            1996     $0         $0        $0            151,667         0

(1) Messrs. Slucker and Budilov will be compensated at annual rates of $100,000 and $200,000, respectively, under agreements that are effective as of March 18, 1998.

(2)   Fiscal 1996 consisted of approximately 11 months.

(3) Include payments for medical insurance, disability insurance and auto insurance. Also includes $17,106 for automobile allowance.

(4)   Represents payment for life insurance.

      No options were deemed to be granted to the Chief Executive Officer or other named executive officers of the Company during the period from April 1, 1996 through March 31, 1997.

      The following chart shows the number of stock options exercised during 1998 and the 1998 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

                     AGGREGATED OPTION/SAR EXERCISES IN 1998
                       AND YEAR END 1998 OPTION/SAR VALUES

                                                        NUMBER OF              VALUE OF UNEXERCISED
                                                  SECURITIES UNDERLYING     IN-THE-MONEY OPTIONS/SAR AT
                                                UNEXERCISED OPTIONS/SAR AT       FISCAL YEAR END(1)
                       SHARES                        FISCAL YEAR END             ------------------
                    ACQUIRED ON     VALUE     ----------------------------         EXERCISABLE/
        NAME        EXERCISE(#)  REALIZED($)   EXERCISABLE/UNEXERCISABLE           UNEXERCISABLE
        ----        -----------  -----------   -------------------------           -------------
Barry Budilov            0            0                  54,833/0                    $322,144/0(2)
Rudy A. Slucker          0            0                  54,833/0                    $322,144/0
Kenneth B. Kitnick       0            0                 151,667/0                    $701,460/0
Martin Levine            0            0                    0/0                              0/0

-------------------------

(1)   Assuming a value of $6.125 per share
(2) Does not include an option to purchase 500,000 shares of Common Stock for $6.00 per share granted personally by Mr. Budilov to Mr. Slucker.

      Amounts shown represent the market value of the underlying shares of Common Stock at year-end calculated using the March 31, 1998 closing price per Share of Common Stock of $6.125 on the Chicago Stock Exchange. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of shares of Common Stock exceeds the exercise price per share when the stock options are exercised. The actual value realized may be greater than the value shown in the table.

STOCK OPTION PLAN

      On November 12, 1997, the Board of Directors and the stockholders of the Company adopted the 1997 Employee Stock Option Plan ("Plan") and reserved 150,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), and for the granting of nonstatutory stock options to employees, consultants and independent contractors. The Plan is currently administered by the entire Board of Directors of the Company. The Plan terminates on June 5, 2007 unless terminated earlier by the Company's Board of Directors.

      The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the Common Stock on the date of grant. In addition, in accordance with the Underwriting Agreement relating to the Company's initial public offering on March 18, 1998, the Company has agreed not to grant any options under the Plan with an exercise price per share less than the initial public offering price of the Common Stock. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or nonstatutory stock option must be equal to at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may be exceed ten years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. To date, no options have been granted under the Plan.

EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company entered into an employment agreement with Barry Budilov, effective on March 18, 1998, pursuant to which he will serve on a full-time basis as President and Chief Executive Office of the Company for a period of three years. The agreement provides for an annual base salary of $200,000 subject to annual increases of the discretion of the Board of Directors. The agreement also contains a confidentiality provision and a provision prohibiting Mr. Budilov from competing with the Company for a period of six months subsequent to the termination of his employment. The Company has agreed to pay Mr. Budilov an amount equal to six months salary in the event of a change of control or in the event his agreement is not renewed. In the event Mr. Budilov is terminated without cause, the Company breaches the terms of the agreement or upon the relocation of the Company to a place outside of the Philadelphia metropolitan area, which leads to Mr. Budilov's resignation, the Company will pay to Mr. Budilov his base salary unpaid through the greater of the term date or a period of six months. The agreement also provides for the payment of additional benefits of approximately $41,000.

      The Company entered into an consulting agreement with Rudy Slucker, effective on March 18, 1998, pursuant to which he will serve as Chairman of the Board of the Company for a period of three years. The agreement will provide for an annual consulting fee of $100,000, subject to annual increases at the discretion of the Board of Directors. Mr. Slucker will not be required to devote any minimum amount of time to the affairs of the Company and is subject to an employment agreement with another company. The consulting agreement also contains a confidentiality provision and a provision prohibiting Mr. Slucker from competing with the Company for a period of six months subsequent to the termination of his employment. The company has agreed to pay Mr. Slucker an amount equal to six months fee in the event of a change of control or in the event his agreement is not renewed. In the event Mr. Slucker is terminated without cause the Company breaches the terms of the agreement or upon the relocation of the Company to a place outside of the Philadelphia metropolitan area, which leads to Mr. Slucker's resignation, the Company will also pay Mr. Slucker his basic fee unpaid through the greater of the term date or a period of six months. The agreement also provides for the payment of additional benefits of approximately $41,000 annually.

      The Company entered in to an employment agreement with Kenneth Kitnick, effective on June 26, 1996, pursuant to which he is serving on a full-time basis as a Vice President of the Company for a period of four years. The agreement provides for an initial base salary of $105,000, plus an automobile allowance and provides for annual minimum increases through the year 1999 to a maximum of $120,000. The agreement has been amended, as of June 30, 1997, to provide for the grant as of the date of the agreement to Kenneth Kitnick of options to purchase 151,667 shares of Common stock at an exercise price of $1.50 per share, vesting over a period of five years. The agreement contains a non-compete provision which prohibits Kenneth Kitnick from directly or indirectly competing with the Company for a period of one year upon termination.

COMPENSATION OF DIRECTORS

      At present, no separate cash compensation or fees are payable to directors of the Company, other than reimbursement of expenses incurred in connection with attending meetings. The Company expects, however, that new non-employee directors not otherwise affiliated with the Company or its stockholders will be paid $500 per meeting and reimbursement for reasonable out-of-pocket costs for attending meetings.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

      As permitted by Section 145 of the Delaware General Corporation Law (the "DGCL"), the Company's Certificate of Incorporation includes a provision that eliminated personal liability for its directors for monetary damages for breach of fiduciary duty as a director except for liability; (i) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; and (iv) for any transaction from which the director derived an improper personal benefit.

      As permitted by Section 145 of the DGCL, the Company's Amended Certificate of Incorporation and By-Laws provide that: (i) the Company is required to indemnify its directors and officers to the fullest extent permitted by the DGCL; (ii) the Company may indemnify other persons as set forth in the DGCL;
(iii) rights conferred in the By-Laws are not exclusive; and (iv) the Company is authorized to enter into indemnification agreements with its directors, officers, employees and agents. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore, unenforceable.

      The Company, intends to apply for, and expects to obtain, directors and officers liability insurance with an annual aggregate coverage limit of at least $1 million.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common Stock as of March 31, 1998, and as adjusted to reflect the sale of the Shares offered hereby, by: (i) each of the company's directors and executive officers; (ii) each person who is known to the Company to own beneficially more than 5% of the Company's shares of Common stock; and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named in this table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them and have an address, care of the Company, of 3600 Marshall Lane, Bensalem, Pennsylvania 19020. Under the rules of the Securities and Exchange commission, a person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

                                           AMOUNT AND NATURE
                                                  OF
NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP  PERCENT OF CLASS
------------------------                  --------------------  ----------------
Rudy A. Slucker (1)(2)(3)                       2,444,500             49.94%
Barry Budilov(3)                                1,862,000             38.69%
Kenneth Kitnick(4)                                151,667              3.13%
Raymond Green                                           0              --
Jay Rice                                              700              *
Jeffrey Seiken                                          0              --
All directors and executive officers as
a group (6 persons)(1)(3)(4)                    3,958,867             76.74%

----------

* Less than 1%

(1) Includes 225,000 shares of Common Stock held in the names of Mr. Slucker's wife and two children over which Mr. Slucker disclaims beneficial ownership.

(2) Also includes an option to purchase 500,000 shares granted to Mr. Slucker from Barry Budilov.

(3) Includes (i) options to acquire 54,833 shares of Common Stock held by each of Mr. Slucker and Mr. Budilov and (ii) 57,167 shares of Common Stock for Mr. Budilov and 139,667 shares of Common Stock for Mr. Slucker issuable upon the conversion of Convertible Notes.

(4)   Includes options to acquire 151,667 shares of Common Stock of the Company.

      As of June 18, 1998 each of Mr. Slucker and Mr. Budilov donated 47,000 shares of Common Stock each, and intend to donate an additional 47,0000 shares each, every 90 days (not to exceed 150,000 shares of Common Stock each including the initial 47,000 shares), to the Slucker Family Foundation, a charitable foundation over which Mr. Slucker will be a controlling person. The Common Stock donated to the foundation will not be subject to a lock-up agreement with the underwriters of the Company's initial public offering. The above table does not reflect those donations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 3, 1995, the Company was formed by Rudy A. Slucker, the Company's current Chairman of the Board of Directors, and Barry Budilov, the current President and Chief Executive Officer of the Company, at which time each of Mr. Slucker and Budilov were issued 1,750,000 (giving effect to the 1,166,667 for one stock split) shares of Common Stock for $.0003 per share and, as of such date, were each granted options to acquire 54,833 of Common Stock at an exercise price of $.25 per share.

      On May 10, 1995, the Company acquired from Chanuk, the predecessor of the Company, substantially all of the assets of Chanuk valued at approximately $6 million and assumed an aggregate of approximately $5.7 million of liabilities of the business of Chanuk. The Company acquired Chanuk for approximately $700,000, which amount was determined by negotiation between the shareholders of Chanuk and the Company based primarily on the perceived net asset value of Chanuk at the time. The assumed liabilities included indebtedness of Chanuk to Mr. Slucker of approximately $508,000. In addition, Daniel Messinger, an uncle of Mr. Budilov's wife, was repaid $250,000 in debt from the proceeds of the sale. Chanuk, a company engaged in the wholesale sale and distribution of eyewear, was a company owned approximately 10% by a partnership controlled by Rudy A. Slucker and 74% by the mother-in-law of Barry Budilov. Chanuk was incorporated in Pennsylvania on December 3, 1965 and commenced its eyewear business in 1980. The above $700,000 purchase price was represented by the issuance by Messrs. Budilov and Slucker of promissory notes in the principal amount of $343,500 each to Chanuk.

      In consideration of the issuance of promissory notes to Chanuk, the Company issued promissory notes for $343,500 to each of Rudy A. Slucker and Barry Budilov. In addition, on May 8, 1995, the $508,000 in debt previously owed from Chanuk to Mr. Slucker was assumed by the Company and took the form of a promissory note. All three obligations are represented by demand promissory notes that bear interest at 8% per annum.

      The Company's indebtedness includes approximately $1.18 million in principal and interest, payable to Mr. Slucker and Mr. Budilov under the 8% Convertible Notes. The Convertible Notes are repayable at 8% per annum, subject to restrictions contained in the Company's loan agreement with CoreStates Bank, on March 31, 2000. Interest accrues and is payable quarterly at the rate of 8% per annum. If the Company has earnings equal to or in excess of $.60 per share for the year ending March 31, 1999, the Convertible Notes may be prepaid at the option of the holder commencing on March 31, 1999. The Convertible Notes may be converted at any time into shares of Common Stock at the initial public offering price per share. The Company's revolving line of credit with CoreStates Bank restrict the payment of dividends to stockholders and provides for a variety of conditions of default, including the continuing participation of Rudy A. Slucker and Barry Budilov in their current management positions.

      Upon consummation of the acquisition of Chanuk, in May 1995, the Company entered into a Consulting Agreement with Chanuk. The agreement became effective on May 10, 1995 and terminates on May 9, 2005. Pursuant to the agreement, two prior officers of Chanuk who are relatives of Mr. Budilov provided advisory and consulting services to the Company on behalf of Chanuk, for which Chanuk received the sum of $26,000 per year, which was to be payable over a ten year period in installments of $500 per week. The time and effort devoted to the Company on a weekly basis did not exceed five hours per week. The Company also entered into a consulting agreement with Central City Optical, Inc. ("Central City"), a company owned by Daniel Messinger (one of the relatives referred to above) pursuant to the same terms as set forth above, which agreement will continue in effect until May 9, 2005. In addition, in November 1997, Chanuk assigned its rights and obligations under its consulting agreement to Central City. Mr. Messinger provides consulting services to the Company on behalf of Central City.

      In June 1996, the Company acquired substantially all of the assets of Windsor (the "Windsor Acquisition"). In connection with the Windsor Acquisition, the Company acquired trademark licenses with Kenneth Jay Lane and John Lennon, among others. The aggregate consideration for the Windsor Acquisition was $550,000, including $100,000 in cash and two promissory notes, payable to Windsor, in the aggregate principal amount of $450,000. Kenneth Kitnick, who subsequently became an officer of the Company, was an officer and principal shareholder of Windsor.

      Upon consummation of the Windsor Acquisition, the Company entered into an employment agreement with Kenneth Kitnick and a consulting agreement with Jay Kitnick. Jay Kitnick is the father of Kenneth Kitnick. The three-year consulting agreement with Jay Kitnick provides for 36 monthly payments of $6,944 commencing on June 20, 2004. The agreement contains a non-compete provision prohibiting Jay Kitnick from directly or indirectly competing with the Company for a period of three years from June 25, 1996.

      In February 1997, the Company acquired from Summit Bank (the "Bank"), pursuant to a Collateral Sale Agreement (the "Renaissance Acquisition"), substantially all of the assets of Renaissance. The Bank had acquired the assets of Renaissance in a foreclosure proceeding instituted by the Bank. The aggregate consideration paid to the Bank for Renaissance was $3,446,000. Edward Kauz, who had a right to become a Vice Chairman of the Board of the Company was an officer, principal stockholder and significant shareholder of a debtor to Renaissance.

      Mr. Kauz remains the sole stockholder of Renaissance. At the time that the Company acquired the assets of Renaissance, a company 50% owned by Mr. Kanz owed Renaissance $2.8 million which receivable had been written down to no value at the time of the acquisition of Renaissance. The Company has entered into a five-year consulting agreement with Edward Kauz which became effective on February 27, 1997. The agreement provides for aggregate payments to Mr. Kauz of $200,000 subject to certain conditions set forth in a supplemental agreement, dated February 27, 1997. In addition, under an amendment to such agreement dated as of June 30, 1997, Mr. Kauz waived his right to serve as Vice Chairman of the Board of Directors and was granted as of February 27, 1997 a five-year option to purchase 180,833 shares of Common Stock for five years for $3.00 per share.

      In connection with the revolving loan facility from CoreStates Bank to the Company, each of Rudy Slucker and Barry Budilov, and their respective spouses, have provided personal guarantees of no more than $1.1 million each, securing the Company's indebtedness.

      From February 4, 1997 through February 1, 1998, in connection with, and to assist the Company in financing its costs related to the acquisition of substantially all of the assets of Renaissance and the integration of the business of the Company and for working capital, Rudy A. Slucker loaned the Company $576,000, payable upon demand with interest at 8% per annum. This loan was repaid from the proceeds of the Company's public offerings dated March 18, 1998.

      In July 1997, Messrs. Budilov and Slucker entered into an agreement with the landlord of the Company's facility to purchase such facility. In anticipation of such purchase, Messrs. Budilov and Slucker have also entered into an agreement to rent such facility to the Company at substantially the same terms and conditions set forth in the Company's current lease. Messrs. Budilov and Slucker expect to close on the purchase of the facility shortly and to lease the facility to the Company. The Company may be required to provide guarantees of the obligations of Messrs. Budilov and Slucker under the loan agreements between Messrs. Budilov and Slucker and CoreStates Bank relating to the purchase of the facility.

      In January 1998, Mr. Budilov granted to Mr. Slucker an option to purchase 500,000 shares of Common Stock owned by Mr. Budilov for $6.00 per share.

      Management believes that each of the above transactions was made pursuant to terms no less favorable than the terms reasonably expected in third-party, unaffiliated transactions.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Chicago Stock Exchange. Based solely on a review of copies of reports furnished to the Company and written representations from the Company's executive officers, directors and persons who beneficially own more than ten percent of the Company's equity securities, the Company believes that the initial report (Form 3) of beneficial ownership by Kenneth Kitnick, Raymond Green, Jeffrey Seiken, Barry Budilov, Rudy Slucker and Jay Rice were filed late.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMBASSADOR EYEWEAR GROUP, INC.


Dated: July 30, 1998                      /s/ Barry Budilov
                                          --------------------------------------
                                          Barry Budilov
                                          President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/ Rudy A. Slucker
                                          --------------------------------------
Dated:  July 30, 1998                     Rudy A. Slucker
                                          Director


                                          /s/ Raymond Green
                                          --------------------------------------
Dated:  July 30, 1998                     Raymond Green
                                          Treasurer and Principal Financial
                                          Accounting Officer



                                          --------------------------------------
Dated:  July 30, 1998                     Jay Rice
                                          Director


                                          /s/ Jeffrey Seiken
                                          --------------------------------------
Dated:  July 30, 1998                     Jeffrey Seiken
                                          Director