Form 10QSB
period 1998-06-30
AMBASSADOR EYEWEAR GROUP INC
filed 1998-08-14
CIK 1040440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X|   QUARTERLY REPORT
                               PURSUANT TO SECTION
                          13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from April 1 to June 30, 1998

                 (For the Quarterly Period Ended June 30, 1998)

                        Commission file number 001-13965

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

           Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
      Title of each class                 on which registered
      -------------------                 ---------------------------

  Common Stock, $.01 par value            Chicago Stock Exchange

            Securities registered pursuant to Section 12(g) OF THE ACT: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Number of shares of common stock outstanding as of August 14, 1998: 4,700,000

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         AMBASSADOR EYEWEAR GROUP, INC.
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                             Pages

      Item 1.     Condensed Financial Statements

                  Balance Sheets as of June 30, 1998 (unaudited)
                    and March 31, 1998                                       3

                  Statements of Operations (unaudited) for the three
                    months ended June 30, 1998 and June 30, 1997             4

                  Statements of Cash Flows (unaudited) for the three
                    months ended June 30, 1998 and June 30, 1997             5

                  Notes to Financial Statements                              6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II.  OTHER INFORMATION                                                 13

SIGNATURE PAGE                                                              14

                         AMBASSADOR EYEWEAR GROUP, INC.
                                 Balance Sheets

                                                                       June 30, 1998  March 31, 1998
                                                                       -------------  --------------
                                                                        (unaudited)
ASSETS
Current assets:
   Cash                                                                $    411,000    $     47,000
   Accounts receivable, less allowance for
     returns and doubtful accounts of $1,175,000                         10,908,000      12,849,000
   Receivable from stockholder/officer                                       15,000          15,000
   Inventories                                                           12,703,000      11,181,000
   Prepaid expenses                                                         430,000         382,000
   Deferred taxes                                                           400,000         400,000
   Other current assets                                                       4,000          47,000
                                                                       ------------    ------------
                          Total current assets                         $ 24,871,000    $ 24,921,000

Fixed assets, net                                                           685,000         733,000
Deferred financing cost, net                                                  9,000          11,000
Other assets                                                                 35,000          38,000
                                                                       ------------    ------------
                                  Total Assets                         $ 25,600,000    $ 25,703,000
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - banks                                               $  9,243,000       7,986,000
   Notes Payable - stockholder/officer                                                      574,000
   Advances from stockholders/officers                                       52,000          90,000
   Current portion of long-term debt                                        105,000         103,000
   Accounts payable                                                       4,078,000       5,913,000
   Accrued expenses                                                       1,232,000       1,194,000
   Income taxes payable                                                   1,859,000       1,427,000
   Current portion of capital leases payable                                 90,000         100,000
                                                                       ------------    ------------
                     Total current liabilities                         $ 16,659,000    $ 17,387,000

Consulting payable                                                           83,000          72,000
Long-term debt, less current portion                                        189,000         216,000
Convertible note payable - stockholders/officer                           1,181,000       1,181,000
Capital leases payable, less current portion                                 87,000         105,000
Deferred taxes                                                               27,000          27,000
                                                                       ------------    ------------
                             Total liabilities                         $ 18,226,000    $ 18,988,000
                                                                       ------------    ------------

Commitments, contingencies and other matters
Stockholders' equity:
                          Preferred stock, par value $.01 per share;
                          authorized 1,000,000 shares; none issued
                          Common stock, par value $.01 per share;
                          authorized 10,000,000 shares; issued and
                          outstanding 4,700,000 shares                       47,000          47,000
Additional paid-in capital                                                5,696,000       5,699,000
Unearned portion of compensatory stock options                             (137,000)       (146,000)
Retained earnings                                                         1,768,000       1,115,000
                                                                       ------------    ------------
                    Total stockholders' equity                         $  7,374,000    $  6,715,000
                                                                       ------------    ------------

                                   TOTAL                               $ 25,600,000    $ 25,703,000
                                                                       ============    ============

                       See notes to financial statements

                         AMBASSADOR EYEWEAR GROUP, INC.
                            Statement of Operations

                                                    For the three months ended
                                                             June 30,
                                                             --------
                                                      1998             1997
                                                   -----------      -----------

Net sales                                          $ 7,239,000      $ 6,466,000
Cost of sales                                        3,293,000        3,133,000
                                                   -----------      -----------
Gross profit                                         3,946,000        3,333,000

Selling, general and
   administrative expenses                           2,612,000        2,786,000
                                                   -----------      -----------
Income from operations                               1,334,000          547,000

Interest expense                                      (250,000)        (334,000)
                                                   -----------      -----------
Income before provision for income taxes             1,084,000          213,000

Income tax provision                                   433,000           85,000
                                                   -----------      -----------
NET INCOME                                         $   651,000      $   128,000
                                                   ===========      ===========

Net income per share - basic                       $      0.14      $      0.04
                                                   ===========      ===========

Net income per share - diluted                     $      0.13      $      0.03
                                                   ===========      ===========

Weighted average number of common shares
 outstanding - basic income per share                4,700,000        3,500,000
                                                   ===========      ===========

 Weighted average number of common shares
   outstanding - diluted income per share            5,280,000        3,836,000
                                                   ===========      ===========

                       See notes to financial statements

                         AMBASSADOR EYEWEAR GROUP, INC.
                             Statement of Cash Flows

                                                              For the three months ended June 30,
                                                              -----------------------------------
                                                                     1998           1997
Cash flows from operating activities:
             Net income                                          $   651,000    $   128,000

 Adjustments to reconcile net income to net
  cash (uses in) operating activities:
             Depreciation                                             59,000         48,000
             Amortization of deferred financing costs                  3,000          3,000
             Amortization of deferred credit                              --        (23,000)
             Deferred taxes                                               --         47,000
             Compensatory stock option                                 9,000          9,000

   Changes in operating assets and liabilities:
                 Accounts receivable                               1,941,000        (44,000)
                 Inventories                                      (1,522,000)       213,000
                 Other current assets                                 29,000             --
                 Prepaid expenses                                    (48,000)       (62,000)
                 Other assets                                          2,000             --
                 Accounts payable                                 (1,835,000)        56,000
                 Consulting payable                                   11,000         11,000
                 Accrued expenses                                     64,000       (107,000)
                 Income taxes payable                                432,000         31,000
                                                                 -----------    -----------
Net cash (used in) provided by operating activities                 (204,000)       310,000
                                                                 -----------    -----------

Cash flows from investing activities:
              Fixed asset acquisitions                               (11,000)       (41,000)
                                                                 -----------    -----------

Net cash (used in) investing activities                              (11,000)       (41,000)
                                                                 -----------    -----------

Cash flows from financing activities:
              Net borrowings from bank - line of credit            1,257,000         33,000
              Payments of financing costs                             (3,000)       (45,000)
              Payment of advances                                    (48,000)            --
              Payments of notes payable - stockholders/officer      (574,000)            --
              Payments of notes payable - Windsor                    (25,000)       (23,000)
              Payments on capital leases                             (28,000)       (17,000)
                                                                 -----------    -----------
Net cash provided by (used in) financing activities                  579,000        (52,000)
                                                                 -----------    -----------

Net increase (decrease) in cash                                      364,000        217,000
Cash - beginning of year                                              47,000         75,000
                                                                 -----------    -----------
Cash - end of year                                               $   411,000    $   292,000
                                                                 ===========    ===========

Supplementary cash flow information:

              Interest paid                                          281,000        308,000

                       See notes to financial statements

                          AMBASSADOR EYEWEAR GROUP, INC

                          NOTES TO FINANCIAL STATEMENTS

Note A - THE COMPANY AND BASIS OF PRESENTATION

Ambassador Eyewear Group, Inc. (the "Company"), formerly Diplomat Ambassador, Inc., designs, markets and distributes prescription eyeglass frames and nonprescription sunglasses to department and specialty stores, optical chains and eyewear boutiques worldwide. The company was organized on May 3, 1995 and on May 10, 1995, acquired substantially all of the assets and assumed certain of the liabilities of Chanuk Inc. ("Chanuk"), an eyewear distributor and predecessor entity. On June 26, 1996, the Company acquired from a bank substantially all of the assets and assumed certain of the liabilities of Windsor Optical, Inc. ("Windsor"). On February 26, 1997, the Company acquired from a bank substantially all of the assets and assumed the bank debt of Renaissance Eyewear Inc. ("Renaissance") and incurred certain other obligations.

The Company imports substantially all of its frames and nonprescription sunglasses from a limited number of international suppliers, principally in the Far East.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE C - EARNINGS PER SHARE

Basic income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants and convertible notes, which would result in the issuance of incremental shares of common stock.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those anticipated.

Overview. The Company designs, markets, sources and distributes high quality prescription eyeglass frames and non-prescription sunglasses to department and specialty stores, optical chains and eyewear boutiques throughout the United States and the world. On May 3, 1995 (inception), the Company was organized and on May 10, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of Chanuk, Inc. ("Chanuk"). Chanuk was engaged in substantially the same business as the Company and a majority stockholder of Chanuk is the mother-in-law of the President of the Company. The Company has expanded through the acquisition of other companies in related and complementary businesses and through the increase of its sales base. On June 26, 1996 the Company acquired substantially all of the assets and assumed certain of the liabilities of Windsor Optical, Inc. ("Windsor") and on February 26, 1997, the Company acquired from a bank substantially all of the assets of Renaissance Eyewear Group ("Renaissance"). The bank had foreclosed on Renaissance upon default of its loan agreement. In connection with the acquisition, the Company paid the bank $3,446,000. The Company also entered into a consulting agreement with the former owner of Renaissance which provided for annual aggregate payments of $200,000 per year for five years. In addition, under a consulting agreement, the Company granted the former owner of Renaissance options to purchase 180,833 shares of Common Stock of the Company for $3.00 per share. Following the acquisition, the Company paid an aggregate of approximately $400,000 to various creditors of Renaissance deemed to be necessary to preserve the value of the acquired assets.

The Company has, from time to time, experienced cash flow shortfalls and has been required to borrow substantial amounts from banks. The Company had total liabilities of approximately $18.2 million at June 30, 1998, approximately $16.7 million of which are current which amounts have increased to date. Of such debt, approximately $9.2 million is payable to CoreStates Bank (the "Bank") pursuant to the Company's revolving line of credit. During the three months ended June 30, 1998 and 1997, the Company incurred $250,000 and $334,000, respectively, in net interest expenses. The revolving line of credit is secured by substantially all of the assets of the Company. The credit facility is represented by demand notes payable to the Bank under which the Bank may demand repayment at any time. If the Bank were to demand repayment of the entire outstanding borrowings under the facility, the Company would be required to identify alternative financing to satisfy its repayment obligation and to continue its operations. There can be no assurance that any such alternative funding sources will be available on a commercially reasonable basis if at all. If it is unsuccessful in so identifying such financing the Company may be required to cease operations. The loan agreement with the Bank also contains provisions which restrict certain activities of the Company, including the declarations of dividends and also provides for various other restrictive covenants, including the continuing participation of Rudy A. Slucker, the Chairman of the Board of Directors and Barry Budilov, the president and Chief Executive Officer, in their current management positions.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company had net sales of approximately $7.2 million for the three months ended June 30, 1998 compared with net sales of $6.4 million for the three months ended June 30, 1997, an increase of approximately $800,000. The increase in sales resulted from the introduction of new products and increased sales of existing products.

Cost of sales for the three months ended June 30, 1998 were approximately $3.3 million (approximately 45.5% of net sales) compared to $3.1 million (approximately 48.4% of net sales)for the three months ended June 30, 1997.Cost of sales includes the purchase price for eyeglass frames, in addition to the costs to the Company of importing such frames. Cost of sales decreased from the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as a percentage of net sales because the Company was able to identify lower cost sources of manufacturing as its sales volume increased.

Selling, general and administrative expenses, consisting principally of advertising, marketing, accounting and salaries of officers, decreased from approximately $2.8 million (approximately 43.1% of net sales) for the three months ended June 30, 1997 to approximately $2.6 million (approximately 36.1% of net sales) for the three month period ended June 30, 1998. Selling, general and administrative expenses decreased as a result of eliminating redundant costs of operating Renaissance in a separate facility through July 1997, consisting of primarily duplicated overhead and personnel incurred prior to the consolidation of the Company's operations into one location.

Income from operations increased from approximately $547,000(approximately 8.5% of net sales) for the three months ended June 30, 1997 to approximately $1.3 million (approximately 18.4% of net sales) for the three months ended June 30, 1998, reflecting the increased sales by the Company from its pre-existing base of customers as well as the introduction of new product lines and a decrease in operating expenses due to the elimination of the redundant costs of operating Renaissance in a separate facility.

Interest expense decreased from approximately $334,000 for the three months ended June 30, 1997 to approximately $250,000 for the three months ended June 30, 1998 due to the paydown of the Company's bank facility from the proceeds of the initial public offering in March 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and Capital Resources. At June 30, 1998, the Company had working capital of approximately $8.2 million. The Company's total current assets at June 30, 1998 of approximately $24.9 million includes accounts receivable of approximately $10.9 million and inventories of approximately $12.7 million. The Company's accounts receivable reflects an allowance for doubtful accounts of approximately $1.2 million. The Company's inventories consist principally of eyeglass frames and sunglasses held at its warehouse for distribution. the market for eyewear and accessories is subject to the risk of changing consumer trends. In order to be able to promptly fill orders from distributors, the Company maintains a significant level of inventory. In the event that a significant number of particular models or accessories does not achieve widespread consumer acceptance, the Company may be required to take significant price markdowns, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company's current liabilities as of June 30, 1998 include approximately $9.2 million relating to its revolving line of credit with CoreStates Bank. The Company has used its line of credit to fund its continuing operations and to fund its increased inventory. The revolving line of credit expires annually on June 1st and is automatically renewed for one year periods and provides for a maximum borrowing amount of $13 million. Indebtedness under the line accrues interest at the prime rate (8.5% at June 30, 1998) and, is collateralized by substantially all of the assets of the Company. Rudy A. Slucker, the Chairman of the Board of Directors of the Company, and Barry Budilov, the President of the Company, have each provided personal guarantees for the line of credit for up to $500,000 of such debt. The revolving line of credit restricts the payment of dividends to stockholders and provides for various restrictive covenants, including the continuing participation of Rudy A. Slucker and Barry Budilov in their current management positions. The Company had also borrowed an aggregate of $576,000 from Mr. Slucker to assist the Company in financing its costs relating to the acquisition of substantially all of the assets of Renaissance and the integration of the business of Renaissance into that of the Company and for working capital. The loan was repaid from the proceeds of the initial public offering in April 1998.

At June 30, 1998, the Company's current liabilities also include approximately $4.1 million of accounts payable and $1.2 million of accrued expenses, payable in the ordinary course of its business. The Company's long-term debt includes approximately $189,000 (which does not include current portion of $105,000) of indebtedness in connection with the acquisition of Windsor.

The Company's indebtedness includes approximately $1.18 million, payable to Mr. Slucker and Mr. Budilov under the 8% Convertible Notes. The Convertible Notes are repayable subject to restrictions contained in the Company's loan agreement with CoreStates Bank on March 31, 2000. Interest shall accrue and be payable quarterly at the rate of 8% per annum. If the Company has earnings equal to or in excess of $.60 per share for the year ending March 31, 1999, the Convertible Notes may be prepaid at the option of the holder commencing on March 31, 1999. The Convertible Notes may be converted at any time into shares of Common Stock at a rate equal to the initial public offering price per share.

Sales of eyewear under license agreements represented approximately 47% and 35% of the sales of the Company for the three months ended June 30, 1998 and June 30, 1997, respectively. The Company's license agreements generally require the Company to satisfy minimum purchase requirements or to make annual royalty payments and advertising expenditures and maintain quality control and retail distribution commensurate with the licensor's image. Accordingly, certain licensors are entitled to receive payment from the Company whether or not specified minimum levels of annual sales for licensed products are met. For the year ending March 31, 1999, the annual aggregate commission obligations of the Company under current license agreements will be no less than approximately $1,095,000, even if the Company were to generate no sales under the agreements.

As of June 30, 1998, the Company's obligations under employment agreements and consulting agreements with members of management and its Board of Directors aggregate approximately $470,000 over the next 12 months. In addition, payments under notes, non-competition and other agreements relating to the acquisition of substantially all of the assets of Chanuk, Windsor and Renaissance, will aggregate approximately an additional $375,000 for the year ending March 31, 1999.

The Company currently leases office, warehouse and showroom facilities and equipment under operating leases, which expire at various times through the year 2002. Future minimum lease payments under non-cancelable leases at June 30, 1998 aggregate approximately $2.0 million through the year 2002.

The Company leases its principal offices in Bensalem, Pennsylvania for its management, inventory and distribution operations for which it pays a base annual rent of approximately $300,000 per year. The principals of the Company acquired the facility in August 1998. The terms and condition of such lease have remained the same.

In connection with the acquisitions of substantially all of the assets of Renaissance in 1997, the Company satisfied certain obligations of that business to particular creditors, the cooperation of which was deemed to be necessary to continue conducting business. In connection with the acquisition of substantially all of the assets of Renaissance, no liabilities of Renaissance were contractually assumed by the Company. The Company has been provided with estimates indicating that the net liabilities of Renaissance exceeded $3.0 million at the time the Company acquired the assets. A number of creditors of Renaissance have instituted collection actions in court against Renaissance for amounts due to them from Renaissance. The Company is not a party to any material actions relating to these matters. To the extent that any creditors of Renaissance seek recourse against the Company as the purchaser of substantially all of the assets of Renaissance, the Company may incur substantial expenses in connection with defending any such actions. Furthermore, to the extent that creditors are successful in asserting any claims against the Company as a successor to Renaissance or challenge the acquisition from the secured creditor, the Company could be responsible for substantial liabilities and its financial position could be adversely affected.

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

SEASONALITY

The Company believes that its business is subject to seasonal trends, resulting in lower sales of prescription eyewear during its third quarter ( the three months ended December 31) and higher sales of sunglass products during the spring. Accordingly, sales and results of operations may fluctuate from month to month throughout the year and quarterly results may not always be indicative of the entire year.

PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 2, 1998, the Company was served with a Complaint and Demand for Jury Trial by Marchon Eyewear Group, Inc. ("Marchon") and Rothenburg, Inc. ("Rothenburg") in eastern District of New York. In the Complaint, the plaintiffs assert claims that the Company has been and now is infringing one or more claims of two U.S. Patents that were allegedly assigned to Marchon and licensed exclusively by Marchon to Rothenburg. The plaintiff allege in the Complaint, among other things, that one patent relates to eyeglass frames fabricated from nickel-titanium based shape-memory alloy components having, inter alia, greater than 3% elasticity over a usage temperature range of -20 C to +40 C. The plaintiff further allege that the other patent relates to eyeglass frames having inter alia, deformed receiving sleeve connections to secure eyeglass frame components, such as temple and bridge pieces, to the lens frame. The Complaint relates to the Company's flexible eyeglass frame line of products that the Company including lost profits, pre judgment interest and treble damages, attorneys' fees and costs and expenses. Since March, the Company has sold a significant amount of flexible eyeglass frames. The Company believes that its flexible eyeglass frames do not infringe any claims of valid patents and intends to vigorously defend the lawsuit. Nevertheless, if the dispute is resolved against the Company, in addition to incurring potential damages and costs relating to the defense of the claim, which could be significant, the Company may be required to modify certain of its flexible eyeglass products or be unable to sell such products in the future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998         AMBASSADOR EYEWEAR GROUP, INC.


                                      /s/ Barry Budilov
                                      -------------------------------------
                                      Barry Budilov
                                      President and Chief Executive Officer


Dated: August 14, 1998                /s/ Raymond Green
                                      -------------------------------------
                                      Raymond Green
                                      Treasurer and Principal Financial
                                      Accounting Officer