Form 10QSB
period 1998-09-30
AMBASSADOR EYEWEAR GROUP INC
filed 1998-11-17
CIK 1040440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 |x|    QUARTERLY REPORT
                               PURSUANT TO SECTION
                          13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
          ACT OF 1934

                         For the transition period from

               (For the Quarterly Period Ended September 30, 1998)

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

      Securities registered pursuant to Section 12(g) OF THE ACT: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No | |

Number of shares of common stock outstanding as of November 16, 1998: 4,700,000

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                         AMBASSADOR EYEWEAR GROUP, INC.
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                             Pages

         Item 1.  Condensed Financial Statements

                  Balance Sheets as of September 30, 1998 (unaudited)
                           and March 31, 1998                                3

                  Statements of Operations (unaudited) for the three
                           Months and the six Months ended
                           September 30, 1998 and September 30, 1997         4

                  Statements of Cash Flows (unaudited) for the six
                           months ended September 30, 1998 and
                           September 30, 1997                                5

                  Notes to Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II. OTHER INFORMATION                                                  13

SIGNATURE PAGE                                                              14

Item 1.  Condensed Financial Statements

                         AMBASSADOR EYEWEAR GROUP, INC.
                                 Balance Sheets

                                                                                         September 30, 1998         March 31, 1998
                                                                                         ------------------         --------------
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash                                                                                         $36,000                   $47,000
   Accounts receivable, less allowance for
     returns and doubtful accounts of $1,190,000                                             12,642,000                12,849,000
   Receivable from stockholder/officer                                                           15,000                    15,000
   Inventories                                                                               13,438,000                11,181,000
   Prepaid expenses                                                                             996,000                   382,000
   Deferred taxes                                                                               400,000                   400,000
   Other current assets                                                                           4,000                    47,000
                                                                                          -------------             -------------
                                 Total current assets                                       $27,531,000               $24,921,000

Fixed assets, net                                                                               680,000                   733,000
Deferred financing cost, net                                                                      7,000                    11,000
Other assets                                                                                     33,000                    38,000
                                                                                          -------------             -------------
                                         Total Assets                                       $28,251,000               $25,703,000
                                                                                          =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - banks                                                                    $12,751,000                $7,986,000
   Notes Payable - stockholder/officer                                                                                    574,000
   Advances from stockholders/officers                                                           32,000                    90,000
   Current portion of long-term debt                                                             90,000                   103,000
   Accounts payable                                                                           3,283,000                 5,913,000
   Accrued expenses                                                                           1,116,000                 1,194,000
   Income taxes payable                                                                       1,499,000                 1,427,000
   Current portion of capital leases payable                                                     84,000                   100,000
                                                                                          -------------             -------------
                            Total current liabilities                                       $18,855,000               $17,387,000

Consulting payable                                                                               95,000                    72,000
Long-term debt, less current portion                                                            179,000                   216,000
Convertible note payable - stockholders/officer                                               1,181,000                 1,181,000
Capital leases payable, less current portion                                                     69,000                   105,000
Deferred taxes                                                                                   27,000                    27,000
                                                                                          -------------             -------------
                                    Total liabilities                                       $20,406,000               $18,988,000
                                                                                          -------------             -------------

Commitments, contingencies and other matters
Stockholders' equity:
                                 Preferred stock, par value $.01 per share;
                                 authorized 1,000,000 shares; none issued
                                 Common stock, par value $.01 per share;
                                 authorized 10,000,000 shares; issued and
                                 outstanding 4,700,000 shares                                    47,000                    47,000
Additional paid-in capital                                                                    5,696,000                 5,699,000
Unearned portion of compensatory stock options                                                 (128,000)                 (146,000)
Retained earnings                                                                             2,230,000                 1,115,000
                                                                                          -------------             -------------
                                 Total stockholders' equity                                   7,845,000                 6,715,000
                                                                                          -------------             -------------

                                            TOTAL                                           $28,251,000               $25,703,000
                                                                                          =============             =============

                        See notes to financial statements

                         AMBASSADOR EYEWEAR GROUP, INC.
                            Statements of Operations

                                                                   For the three months ended           For the six months ended
                                                                          September 30,                       September 30,
                                                                          -------------                       -------------
                                                                     1998             1997                1998            1997
                                                                     ----             ----                ----            ----

Net sales                                                         $6,440,000       $6,076,000          13,679,000      12,542,000
Cost of sales                                                      2,881,000        2,560,000           6,174,000       5,693,000
                                                                  ----------       ----------          -----------     ----------
Gross profit                                                       3,559,000        3,516,000           7,505,000       6,849,000

Selling, general and
   administrative expenses                                         2,509,000        2,986,000           5,121,000       5,772,000
                                                                  ----------       ----------          -----------     ----------
Income from operations                                             1,050,000          530,000           2,384,000       1,077,000

Interest expense                                                    (275,000)        (306,000)           (525,000)       (640,000)
                                                                  ----------       ----------          -----------     ----------
Income before provision for income taxes                             775,000          224,000           1,859,000         437,000

Income tax provision                                                 310,000           46,000             743,000         131,000
                                                                  ----------       ----------          -----------     ----------
NET INCOME                                                          $465,000         $178,000          $1,116,000         306,000
                                                                  ==========       ==========          ==========      ==========

Net income per share - basic                                           $0.10            $0.05               $0.24           $0.09
                                                                  ==========       ==========          ==========      ==========

Net income per share - diluted                                         $0.09            $0.05               $0.21           $0.08
                                                                  ==========       ==========          ==========      ==========
Weighted average number of common shares
 outstanding - basic income per share                              4,700,000        3,500,000           4,700,000       3,500,000
                                                                  ==========       ==========          ==========      ==========
 Weighted average number of common shares
   outstanding - diluted income per share                          5,217,000        3,836,000           5,247,000       3,864,000
                                                                  ==========       ==========          ==========      ==========

                        See notes to financial statements

                         AMBASSADOR EYEWEAR GROUP, INC.
                            Statements of Cash Flows

                                                                                For the six months ended September 30,
                                                                                --------------------------------------
                                                                                       1998                 1997
Cash flows from operating activities:                                                         (unaudited)
              Net income                                                            $1,116,000            $306,000

 Adjustments to reconcile net income to net
 cash (uses in) operating activities:
              Depreciation                                                             119,000             100,000
              Amortization of deferred financing costs                                   6,000              36,000
              Amortization of deferred credit                                                              (48,000)
              Deferred taxes                                                                                64,000
              Compensatory stock option                                                 18,000              19,000
              Loss on Disposal of assets                                                                    94,000
   Changes in operating assets and liabilities:
                  Accounts receivable                                                  207,000          (1,159,000)
                  Inventories                                                       (2,257,000)           (386,000)
                  Other current assets                                                  28,000                   0
                  Prepaid expenses                                                    (614,000)             33,000
                  Other assets                                                           5,000             (27,000)
                  Accounts payable                                                  (2,630,000)            589,000
                  Consulting payable                                                    23,000              21,000
                  Accrued expenses                                                     (78,000)             95,000
                  Income taxes payable                                                  72,000              45,000
                                                                                    ----------            --------
Net cash (used in) provided by operating activities                                 (3,985,000)           (218,000)
                                                                                    ==========            ========
Cash flows from investing activities:
               Fixed asset acquisitions                                                (54,000)           (118,000)
                                                                                    ----------            --------

Net cash (used in) investing activities                                                (54,000)           (118,000)
                                                                                    ==========            ========
Cash flows from financing activities:
               Net borrowings from bank - line of credit                             4,765,000             392,000
               Payments of registration costs                                                             (150,000)
               Payments of financing costs                                              (3,000)
               Proceeds from stockholders/officer
               Payment of advances                                                     (58,000)            245,000
               Payments of notes payable - stockholders/officer                       (574,000)            (30,000)
               Payments of notes payable - Windsor                                     (50,000)            (47,000)
               Payments on capital leases                                              (52,000)            (33,000)
                                                                                    ----------            --------
Net cash provided by (used in) financing activities                                  4,028,000             377,000
                                                                                    ==========            ========

Net increase (decrease) in cash                                                        (11,000)             41,000
Cash - beginning of year                                                                47,000              75,000
                                                                                    ==========            ========
Cash - end of year                                                                     $36,000            $116,000
                                                                                    ==========            ========

Supplementary cash flow information:

               Interest paid                                                           643,000             447,000

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE D - LEGAL PROCEEDINGS

      On July 2, 1998, the Company was served with a Complaint and Demand for Jury Trial by Marchon Eyewear Group, Inc. ("Marchon") and Rothandberg, Inc. ("Rothandberg") in eastern District of New York. In the Complaint, the plaintiffs assert claims that the Company has been and now is infringing one or more claims of two U.S. Patents that were allegedly assigned to Marchon and licensed exclusively by Marchon to Rothandberg. The plaintiff allege in the Complaint, among other things, that one patent relates to eyeglass frames fabricated from nickel-titanium based shape-memory alloy components having, inter alia, greater than 3% elasticity over a usage temperature range of -20 C to +40 C. The plaintiff further allege that the other patent relates to eyeglass frames having, inter alia, deformed receiving sleeve connections to secure eyeglass frame components, such as temple and bridge pieces, to the lens frame. The Complaint relates to the Company's flexible eyeglass frame line of products that the Company including lost profits, pre judgment interest and treble damages, attorneys' fees and costs and expenses. Since March, the Company has sold a significant amount of flexible eyeglass frames. The Company believes that its flexible eyeglass frames do not infringe any claims of valid patents and intends to vigorously defend the lawsuit. Nevertheless, if the dispute is resolved against the Company, in addition to incurring potential damages and costs relating to the defense of the claim, which could be significant, the Company may be required to modify certain of its flexible eyeglass products or be unable to sell such products in the future.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those anticipated.

Overview. The Company designs, markets, sources and distributes high quality prescription eyeglass frames and non-prescription sunglasses to department and specialty stores, optical chains and eyewear boutiques throughout the United States and the world. On May 3, 1995 (inception), the Company was organized and on May 10, 1995, the Company acquired substantially all of the assets and assumed certain of the liabilities of Chanuk, Inc. ("Chanuk"). Chanuk was engaged in substantially the same business as the Company and a majority stockholder of Chanuk is the mother-in-law of the President of the Company. The Company has expanded through the acquisition of other companies in related and complementary businesses and through the increase of its sales base. On June 26, the Company acquired substantially all of the assets and assumed certain of the liabilities of Windsor Optical, Inc. ("Windsor") and on February 26, 1997, the Company acquired from a bank substantially all of the assets of Renaissance Eyewear Group ("Renaissance"). The bank had foreclosed on Renaissance upon default of its loan agreement. In connection with the acquisition, the Company paid the bank $3,446,000. The Company also entered into a consulting agreement with the former owner of Renaissance, which provided for annual aggregate payments of $200,000 per year for five years. In addition, under a consulting agreement, the Company granted the former owner of Renaissance options to purchase 180,833 shares of Common Stock of the Company for $3.00 per share. Following the acquisition, the Company paid an aggregate of approximately $400,000 to various creditors of Renaissance deemed to be necessary to preserve the value of the acquired assets.

The Company from time to time experienced cash flow shortfalls and has been required to borrow substantial amounts from banks. The Company had total liabilities of approximately $20.4 million at September 30, 1998, approximately $18.9 million of which are current which amounts have increased to date. Of such debt, approximately $12.8 million is payable to CoreStates Bank (the "Bank") pursuant to the Company's revolving line of credit. During the six months ended September 30, 1998 and 1997, the Company incurred $525,000 and $640,000 respectively, in net interest expenses. The revolving line of credit is secured by substantially all of the assets of the Company. The credit facility is represented by demand notes payable to the Bank under which the Bank may demand repayment at any time. If the bank were to demand repayment of the entire outstanding borrowings under the facility, the Company would be required to identify alternative financing to satisfy its repayment obligation and to continue its operations. There can be no assurance that any such alternative funding sources will be available on a commercially reasonable basis if at all. If it is unsuccessful in so identifying such financing the Company may be required to cease operations. The loan agreement with the Bank also contains provisions which restrict certain activities of the Company, including the declarations of dividend and also provides for various other restrictive covenants, including the continuing participation of Rudy A. Slucker, the Chairman of the Board of Directors and Barry Budilov, the president and Chief Executive Officer, in their current management positions.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      The Company had net sales of approximately $6.4 million for the three months ended September 30, 1998 compared with net sales of $6.1 million for the three months ended September 30, 1997, an increase of approximately $300,000. The increase in sales resulted from the introduction of new products and increased sales of existing products.

      Cost of sales for the three months ended September 30, 1998 were approximately $2.9 million (approximately 44.7% of net sales) compared to $2.6 million (approximately 42.1% of net sales) for the three months ended September 30, 1997.Cost of sales includes the purchase price for eyeglass frames, in addition to the costs to the Company of importing such frames.

      Selling, general and administrative expenses, consisting principally of advertising, marketing, accounting and salaries of officers, decreased from approximately $3.0 million (approximately 49.1% of net sales) for the three months ended September 30, 1997 to approximately $2.5 million (approximately 39% of net sales) for the three month period ended September 30, 1998. Selling, general and administrative expenses decreased as a result of eliminating redundant costs of operating Renaissance in a separate facility through July 1997, consisting of primarily duplicated overhead and personnel incurred prior to the consolidation of the Company's operations into one location.

      Income from operations increased from approximately $178,000 (approximately 2.9% of net sales) for the three months ended September 30, 1997 to approximately $465,000 (approximately 7.2% of net sales) for the three months ended September 30, 1998, reflecting the increased sales by the Company from its pre-existing base of customers as well as the introduction of new product lines and a decrease in operating expenses due to the elimination of the redundant costs of operating Renaissance in a separate facility.

      Interest expense decreased from approximately $306,000 for the three months ended September 30, 1997 to approximately $275,000 for the three months ended September 30, 1998 due to the repayment of a portion of the Company's bank facility from the proceeds of the initial public offering in March 1998.

Six Months Ended September 30, 1998 Compared to Six Months Ended
September 30, 1997

      The Company had net sales of approximately $13.7 million for the six months ended September 30, 1998 compared with net sales of $12.5 million for the six months ended September 30, 1997, an increase of approximately $1.2 million (approximately a 10% increase). The increase in sales resulted from the introduction of new products and increased sales of existing products.

      Cost of sales for the six months ended September 30, 1998 were approximately $6.2 million (approximately 45.1% of net sales) compared to $5.7 million (approximately 45.4% of net sales) for the six months ended September 30, 1997.Cost of sales includes the purchase price for eyeglass frames, in addition to the costs to the Company of importing such frames.

      Selling, general and administrative expenses, consisting principally of advertising, marketing, accounting and salaries of officers, decreased from approximately $5.8 million (approximately 46.0% of net sales) for the six months ended September 30, 1997 to approximately $5.1 million (approximately 37.4% of net sales) for the six month period ended September 30, 1998. Selling, general and administrative expenses decreased as a result of eliminating redundant costs of operating Renaissance in a separate facility through July 1997, consisting of primarily duplicated overhead and personnel incurred prior to the consolidation of the Company's operations into one location.

      Income from operations increased from approximately $1.1 million (approximately 8.8% of net sales) for the six months ended September 30, 1997 to approximately $2.4 million (approximately 17.5% of net sales) for the six months ended September 30, 1998, reflecting the increased sales by the Company from its pre-existing base of customers as well as the introduction of new product lines and a decrease in operating expenses due to the elimination of the redundant costs of operating Renaissance in a separate facility.

      Interest expense decreased from approximately $640,000 for the six months ended September 30, 1997 to approximately $525,000 for the six months ended September 30, 1998 due to the repayment of a portion of the Company's bank facility from the proceeds of the initial public offering in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. At September 30, 1998, the Company had working capital of approximately $8.6 million. The Company's total current assets at September 30, 1998 of approximately $27.5 million include accounts receivable of approximately $12.6 million and inventories of approximately $13.4 million. The Company's accounts receivable reflects on allowance for doubtful accounts of approximately $1.2 million. The Company's inventories consist principally of eyeglass frames and sunglasses held at its warehouse for distribution. The market for eyewear and accessories is subject to the risk of changing consumer trends. In order to be able to promptly fill orders from customers, the Company maintains a significant level of inventory. In the event that a significant number of particular models or accessories does not achieve widespread consumer acceptance, the Company may be required to take significant price markdowns, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company's current liabilities as of September 30, 1998 include approximately $12.7 million relating to its revolving line of credit with CoreStates Bank. The Company has used its line of credit to fund its continuing operations and to fund its increased inventory. The revolving line of credit expires annually on June 1st and is automatically renewed for one year periods and provides for a maximum borrowing amount of $20 million. Indebtedness under the line accrues interest at the prime rate (8.25% at September 30, 1998) and, is collateralized by substantially all of the assets of the Company. Rudy A. Slucker, Chairman of the Board of Directors of the Company and Barry Budilov, the President of the Company, have each provided personal guarantees for the line of credit for up to $500,000 of such debt. The revolving line of credit restricts the payment of dividends to stockholders and provides for various restrictive covenants, including the continuing participation of Rudy A. Slucker and Barry Budilov in their current management positions. The Company has also borrowed an aggregate of $576,000 from Mr. Slucker to assist the Company in financing its costs and the integration of the business of Renaissance into that of the Company and for working capital. The loan was repaid from the proceeds of the initial public offering in April, 1998.

At September 30, 1998, the Company's current liabilities also include approximately $3.3 million of accounts payable and $1.1 million of accrued expenses, payable in the ordinary course of its business. The Company's long-term debt includes approximately $179,000 (which does not include current portion of $95,000) of indebtedness in connection with the acquisition of Windsor.

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

Sales of eyewear under license agreements represented approximately 50% and 35% of the sales of the Company for the six months ended September 30, 1998 and September 30, 1997, respectively. The Company's license agreements generally require the Company to satisfy minimum purchase requirements or to make annual royalty payments and advertising expenditures and maintain quality control and retail distribution commensurate with the licensor's image. Accordingly, certain licensors are entitled to receive payment from the Company whether or not specified minimum levels of annual sales for licensed products are met. For the year ending March 31, 1999, the annual aggregate commission obligations of the Company under current license agreements will be no less than approximately $1,095,000, even if the Company were to generate no sales under the agreements.

As of September 30, 1998, the Company's obligations under employment agreements and consulting agreements with members of management and its Board of Directors aggregate approximately $470,000 over the next 12 months. In addition, payments under notes, non-competition and other agreements relating to the acquisition of substantially all of the assets of Chanuk, Windsor and Renaissance, will aggregate approximately an additional $375,000 for the year ending March 31, 1999.

The Company currently leases office, warehouse and showroom facilities and equipment under operating leases, which expire at various times through the year 2008. Future minimum lease payments under non-cancelable leases at September 30, 1998 aggregate approximately $2.0 million through the year 2002.

The Company leases it principal offices in Bensalem, Pennsylvania for its management, inventory and distribution operations for which it pays a base annual rent of approximately $307,000 per year. A partnership owned by Rudy Slucker and Barry Budilov, the Chairman of the Board and President, respectively, of the Company acquired the facility in August, 1998. The terms and condition of such lease are substantially the same.

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

The Company is a party to a patent infringement lawsuit commenced by a competitor relating to the Company's sale of its flexible eyeglass frame line of products that the Company began marketing in March 1998. Results of operations for the six months ended September 30, 1998 include a significant amount of sales relating to these products. Although the Company believes that its flexible eyeglass frames do not infringe any claims of valid patents, if the dispute is resolved against the Company, the Company may be unable to continue to sell these products and may be required to pay damages to its competitor. In addition, the Company will incur significant legal expenses for the duration of the legal action.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 2, 1998, the Company was served with a Complaint and Demand for Jury Trial by Marchon Eyewear Group, Inc. ("Marchon") and Rothandberg, Inc. ("Rothandberg") in eastern District of New York. In the Complaint, the plaintiffs assert claims that the Company has been and now is infringing one or more claims of two U.S. Patents that were allegedly assigned to Marchon and licensed exclusively by Marchon to Rothandberg. The plaintiff allege in the Complaint, among other things, that one patent relates to eyeglass frames fabricated from nickel-titanium based shape-memory alloy components having, inter alia, greater than 3% elasticity over a usage temperature range of -20 C to +40 C. The plaintiff further allege that the other patent relates to eyeglass frames having, inter alia, deformed receiving sleeve connections to secure eyeglass frame components, such as temple and bridge pieces, to the lens frame. The Complaint relates to the Company's flexible eyeglass frame line of products that the Company including lost profits, pre judgment interest and treble damages, attorneys' fees and costs and expenses. Since March, the Company has sold a significant amount of flexible eyeglass frames. The Company believes that its flexible eyeglass frames do not infringe any claims of valid patents and intends to vigorously defend the lawsuit. Nevertheless, if the dispute is resolved against the Company, in addition to incurring potential damages and costs relating to the defense of the claim, which could be significant, the Company may be required to modify certain of its flexible eyeglass products or be unable to sell such products in the future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 16, 1998      AMBASSADOR EYEWEAR GROUP, INC.

                              /s/ Barry Budilov
                              ---------------------------------
                              Barry Budilov
                              President and Chief Executive Officer


Dated: November 16, 1998      /s/ Raymond Green
                              ---------------------------------
                              Raymond Green
                              Treasurer and Principal Financial
                              Accounting Officer